Form 10-K
period 1995-12-31
PEMI BANCORP INC
filed 1996-04-01
CIK 768868

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]       Annual Report Pursuant to Section 13 or 15 (d) of the
          Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1995
Commission file number 33-22807-B

                               PEMI BANCORP, INC.
             (exact name of registrant as specified in its charter)

           NEW HAMPSHIRE                                   02-0386832
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                       identification No.)

         151 Highland Street
       PLYMOUTH, NEW HAMPSHIRE                               03264
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code: (603) 536-3339

Securities registered pursuant to Section 12(b) of the Act:

Title of each class              Name of each exchange on which registered
       NONE                                        NONE

Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] - Not Applicable.

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $6,298,941 on March 15, 1996. On that date, 547,734 shares of common stock were held by non-affiliates of the registrant.

On March 15, 1996, 690,401 shares of common stock were issued and outstanding.

                                TABLE OF CONTENTS

Part I
         Item 1 - Business
         Item 2 - Properties
         Item 3 - Legal Proceedings
         Item 4 - Submission of Matters to a Vote of
                    Security Holders

Part II
         Item 5 - Market for Registrant's Common Stock
                    and Related Security Holder Matters
         Item 6 - Selected Financial Data
         Item 7 - Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations
         Item 8 - Financial Statements and Supplementary
                    Data
         Item 9 - Changes in and Disagreements with
                    Accountants on Accounting and
                    Financial Disclosure

Part III
         Item 10 - Directors and Executive Officers
                    of the Registrant
         Item 11 - Executive Compensation
         Item 12 - Security Ownership of Certain
                    Beneficial Owners and Management
         Item 13 - Certain Relationships and
                    Related Transactions

Part IV
         Item 14 - Exhibits, Financial Statement
                    Schedules, and Reports on Form 8-K

Signatures

                             BUSINESS OF THE COMPANY

THE COMPANY

     The Company was organized in March of 1985 for the purpose of becoming a bank holding company, to own and control one hundred percent (100%) of the stock of the Bank. The Company's primary asset is the stock of the Bank and the Company's primary activity is in connection with the operation of the Bank.

     While the Company has no immediate plans to do so, the Company may, in the future, examine opportunities for acquiring additional banks and diversifying its activities into permissible non-banking activities.

THE BANK

     The Bank is a national banking association organized under the laws of the United States in 1881. The Bank has served the banking needs of the Plymouth, New Hampshire community since its organization. The Bank has paid dividends in each year since 1882. The Bank operates out of five locations: The Downtown Plymouth office which was constructed in 1955 and served as the Main Office until June 1990; the Campton office, constructed in 1975; the West Plymouth office, constructed in 1979; the Ashland office, constructed in 1987; and the North Woodstock office, opened in 1993. In 1990, the West Plymouth office was refurbished with 16,000 sq. ft. of working space being added to the facility. This location became the Main Office in June 1990. The Bank's deposits are insured by the Federal Deposit Insurance Corporation in accordance with the Federal Deposit Insurance Act.

     The Bank provides loans and services to individuals and businesses, including commercial, industrial, consumer and real estate loans.

     The Bank offers various types of checking accounts, including commercial accounts, personal checking accounts, and money market accounts. Various types of savings accounts, individual retirement accounts, certificates of deposit and other time deposit accounts are also offered.

     The Bank makes consumer loans, including automobile, education, equipment and home improvement loans. In addition to consumer loans, the Bank extends secured and unsecured business and personal loans, as well as mortgages, on commercial and residential real estate.

EMPLOYEES

     As of December 31, 1995 there were 70 full and 5 part-time employees of the Company and the Bank. The employees of the Company and the Bank are not represented by any collective bargaining unit. Relations between management and employees are considered to be good.

LOCATION

     The Bank is located in Grafton County, Plymouth, New Hampshire. Plymouth is located almost directly in the center of the State of New Hampshire. The Bank is adjacent to the White Mountains, and the Lakes Region. The White Mountain
National Forest (one of the most popular public forest areas in the United States), Waterville Valley, Cannon Mountain, Loon Mountain, and Gunstock Mountain are also located nearby. Because of its location, vacationers are drawn to the Plymouth area on a year round basis. Skiing continues to attract individuals to the Plymouth area in the winter, while large area lakes attract potential business opportunities for the Bank to the Plymouth area in the summer. Plymouth is also the home of Plymouth State College, a New Hampshire State college with an enrollment of approximately 4,000 students. Interstate I-93, a major interstate highway running north and south from Plymouth and the Tenney Mountain Highway, the major highway leading west from Plymouth, offers sites to attract new businesses. Toward the north, the Campton-Thornton-Waterville Valley areas are the site of housing and condominium projects. Although business in the Bank's market area, and New Hampshire in general, was strong during the 1980s, during the early 1990's the area experienced a slowdown in economic activity. The economic slowdown had a negative effect on the economy and the business of the Company and the Bank. More recently, regional and local economic conditions appear to have stabilized.

COMPETITION

     The Bank encounters competition in all phases of its business. Several competitive financial institutions have offices in the Plymouth, New Hampshire banking market, including Bristol Bank, Shawmut Bank, Meredith Village Savings Bank, Franklin Savings Bank and First N.H. Bank. A number of these institutions have higher lending limits and greater resources than the Bank and provide certain services that the Bank does not provide. In addition, the Bank faces competition from a savings bank in Plymouth, Community Guaranty Savings Bank, which commenced operations in May, 1988.

     Based upon information published by the Federal Reserve Bank of Boston, the Plymouth, New Hampshire banking market would be considered to be highly concentrated, consisting of three (3) commercial banks and five (5) savings banks and thrifts with a total of twelve (12) banking offices. As reflected in such report, the Company has a 37.33% market share of deposits among all depository institutions in the area.

                             PLYMOUTH, NEW HAMPSHIRE
                       ALL INSTITUTIONS, BY TOTAL DEPOSITS

                                                 NUMBER OF             PERCENT
                                                  BANKING              OF TOTAL
                                                  OFFICES              DEPOSITS
                                                  -------              --------
1.       Pemi Bancorp, Inc., Plymouth.........       4                  37.33%
          (Pemigewasset National Bank of
          Plymouth)                                 (4)                 ---
2.        Bank of Ireland, Dublin, Ireland.....      2                  17.88%
          (First NH Bank)                           (2)                 ---
3.        Bank of New Hampshire Corp.,
          Manchester...........................      1                  10.08%
          (Bristol Bank)                            (1)                 ---
4.        Meredith Village Savings Bank........      1                  10.05%
5.        Community Guaranty Savings Bank......      1                   8.62%
6.        Franklin Savings Bank................      1                   7.71%
7.        Shawmut National Corporation,.........     1                   5.39%
          Hartford, CT (Shawmut Bk NH)
8.        New London Trust, FSB................      1                   2.94%
                                                   ---                 ------
All Commercial Banking and Thrift                   12                 100.00%
Organizations

NOTE: The table is based on June 30, 1994 deposit data and reflects all mergers and bank holding company acquisitions completed by February 28, 1995 as published by the Federal Reserve Bank of Boston.



     Banks compete on the basis of price, including rates paid on deposits and charged on borrowings, convenience and quality of service. Savings and loan associations are able to compete aggressively with commercial banks in the important area of consumer lending. Credit unions and small loan companies are each significant factors in the consumer market. Insurance companies, investment firms, credit and mortgage companies, brokerage firms cash management accounts, money-market funds and retailers are all significant competitors for various types of business. Many non-bank competitors are not subject to the extensive regulation described below under "BUSINESS OF THE COMPANY" and thus in certain respects may have a competitive advantage over banks in providing certain services.

     In marketing its services, the Bank emphasizes its position as a hometown bank with personal service, continuity of personnel, flexibility and prompt responsiveness to the needs of its customers. Moreover, the Bank competes for both deposits and loans by offering competitive rates, well positioned branch and ATM locations and convenient business hours. In addition to providing banking services to customers in its primary service areas, the Bank is a member of the NYCE, CIRRUS and Cash Stream automatic teller machine networks which allow the Bank to deliver certain financial services to customers regardless of their proximity to the primary service area of the Bank.

RECENT DEVELOPMENTS

     During the forth calendar quarter of 1995, the Bank agreed to purchase certain assets and assume certain deposits related to First NH's branch office on U.S. Route 49, Campton, New Hampshire.

     The Bank and First NH Bank currently each own an undivided 1/2 interest in this facility, which both entities have shared since 1975. While operation of a shared branch facility was not uncommon in New Hampshire several decades ago, it has become a rarity in recent times. The deposits attributable to this joint branch facility amount to approximately 20 Million Dollars. Slightly more than 10 Million of such deposits are deposits in the Bank and slightly more than 9 Million Dollars represent the deposits in First NH Bank which the Bank has agreed to purchase.

     The transaction will not involve the establishment of a new branch by the Bank, which will continue to operate its existing branch at the same location. Similarly, as a result of this transaction, there will be no change in the Community Reinvestment Act Statement of the Bank, which received an "outstanding" Community Reinvestment Act Compliance rating from the Office of the Comptroller of Currency at its most recent examination.

     The proposed purchase was approved by the Office of the Comptroller of the Currency in the first calendar quarter of 1996 and is expected to be consummated in April, 1996.


SUPERVISION AND REGULATION

     The earnings of the Bank and, therefore, the earnings of the Company, are affected not only by general economic conditions, both domestic and foreign, but also by the policies of the Federal Government and regulatory authorities, including the Federal Reserve Board, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. The Federal Reserve Board influences conditions in the money and capital markets, which affect interest rates and the growth in bank credit and deposits. Federal Reserve Board monetary policies have had a significant effect on operating results of commercial banks in the past and are expected to continue to do so in the future. The Company cannot accurately predict changes in such policies or the effect such policies may have on the Bank's future business and earnings. Bank earnings are heavily dependent on both the change in loan volume and the margin between the lending rate and the cost of bank funds.

     As a bank holding company registered with the Federal Reserve Board, the Company is required to file periodic reports and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act of 1956, as amended. The Federal Reserve Board also conducts examinations of the Company.

     The Bank Holding Company Act of 1956, as amended, requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring direct or indirect ownership or control of more than five percent (5%) of the voting shares of any bank. However, no acquisition may be approved if it is prohibited by applicable state law.

     The Bank Holding Company Act of 1956, as amended, also prohibits a bank holding company, with certain exceptions, from acquiring control of any other company and from engaging in any business other than banking or activities which are not incidental to managing or controlling banks without the prior approval of the Federal Reserve Board. The Federal Reserve Board is authorized to approve, among other things, the ownership of shares by a bank holding company in any company the activities of which the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determination, the Federal Reserve Board is required to weigh the expected benefit to the public, such as greater convenience, increased competition, or gains in efficiency, against the risks of possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts or unsound banking practices.

     In addition, federal legislation prohibits the acquisition of control of a bank or bank holding company without prior notice to appropriate federal bank regulatory agencies.

     The Bank is a national banking association, organized pursuant to the provisions of the National Bank Act. As such, its primary regulatory authority is the Comptroller of the Currency of the United States (the "Comptroller"). The Comptroller regularly examines national banks and their operations. In addition, operations of national banks are subject to federal statutes and regulations. Such statutes and regulations relate to required reserves, investments, loans, mergers, payment of dividends, issuance of securities and many other aspects of operations.

     With respect to the ability of a national bank to pay dividends, the Comptroller's approval is required if the total dividends declared by a national bank in any year will exceed the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfer to surplus. The Comptroller also has authority to prohibit a national bank from engaging in unsafe or unsound practices in conducting the business of the Bank.

     The Bank is also subject to applicable provisions of New Hampshire law insofar as they do not conflict with or are not otherwise preempted by federal banking law.

     The banking industry in the United States, which includes commercial banks, savings and loan associations, mutual savings banks, capital stock savings banks, credit unions, and bank and savings and holding companies, is part of the broader financial services industry which includes insurance companies, mutual funds, and the brokerage industry. In recent years, intense market demands and economic pressures have eroded once clearly defined industry classifications and have forced the financial services institutions to diversify their services, increase returns on deposits, and become more cost effective as a result of competition with one another and with new types of financial services companies, including non-bank competitors.

     The present bank regulatory scheme is undergoing significant change, both as it affects the banking industry itself and as it affects competition between banks and non-bank financial institutions. There has been significant regulatory change in the bank merger and acquisitions area, in the products and services banks can offer, and in the non-banking activities in which bank holding companies can engage. Banks are now actively competing with non-bank financial institutions for products such as money market funds.

     Recently adopted Federal legislation will soon permit adequately capitalized bank holding companies to venture across state lines to offer banking services through bank subsidiaries to a wider geographic market. In light of this change in the law, it will be possible for large super-regional organizations to enter many new markets including the market served by the Bank. Certain of these competitors, by virtue of their size and resources, may enjoy certain efficiencies and competitive advantages over the Bank in the pricing, delivery, and marketing of their products and services. It is not possible to assess what impact these changes in the regulatory scheme will have on the Company or the Bank.

CERTAIN SUPERVISORY MATTERS

     The Office of the Comptroller of the Currency ("OCC") and other federal bank supervisory agencies have been granted broad authority by Congress to protect the safety and soundness of the banking systems in the United States. The supervisory tools available to the federal bank supervisory agencies range from drastic measures involving the termination of deposit insurance, and forfeiture of charter, to less drastic formal supervisory actions including capital directives, cease and desist orders, suspension and removal of officers or directors, the assessment of civil money penalties, and the use of formal agreements or informal memoranda of understanding.

     Following an examination of the Bank conducted by the OCC in early 1992, the Bank and the OCC entered into an informal remedial action in the form of a Memorandum of Understanding ("MOU") designed to improve the condition and profitability of the Bank and address any areas which warranted remedial action. Following an examination of the Bank, the OCC met with the Board of Directors on July 11, 1994 and officially terminated the MOU. At that time, the Board of Directors provided the OCC with their written commitment on behalf of the Bank to hire a Chief Financial Officer and enhance certain aspects of the Bank's asset and liability management practices.

     The Bank substantially complied with these commitments and the MOU was terminated. Neither the Company nor the Bank are subject to increased regulatory supervision or supervisory action.

STATISTICAL INFORMATION

     The following supplementary information required under Guide 3 (Statistical Disclosure by Bank Holding Companies) should be read in conjunction with the related financial statements and notes thereto which are a part of this report.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDER'S EQUITY;
  INTEREST RATES AND INTEREST DIFFERENTIAL

     The following tables present the condensed average balance sheets as of December 31 of each of the years indicated. The total dollar amount of interest income from earning assets and the resultant yields are calculated on a taxable equivalent basis. The interest paid on interest bearing liabilities, expressed both in dollars and rates, is also shown in the tables:


                     YIELDS EARNED AND RATES PAID SCHEDULE

                                Period Ended December 31, 1995     Period Ended December 31, 1994    Period Ended December 31, 1993
                              ---------------------------------  ---------------------------------  --------------------------------
                                Average                  Yield/     Average                 Yield/    Average                 Yield/
                                Balance      Interest(1)  Rate      Balance    Interest(1)   Rate     Balance    Interest(1)   Rate
                                -------      -----------  ----      -------    -----------   ----     -------    -----------   ----
Interest earning assets:
Interest bearing deposits     $     11,471   $      683   5.95%  $     23,407  $       863   3.69%  $    71,078  $    2,153    3.03%
Federal funds sold               2,263,151      127,364   5.63        922,192       34,206   3.71       866,027      24,988    2.89
  Taxable investment
    securites                   17,261,405    1,093,942   6,34     18,954,061    1,138,808   6.01    17,307,682   1,016,022    5.87
  Tax-exempt investment
    securities                   2,557,887      239,064   9.35      2,558,120      242,877   9.49     3,021,943     294,929    9.76
  Loans (net of unearned
    income) (2) (3)             84,357,156    8,189,866   9.71     83,666,752    7,254,678   8.67    81,247,198   6,986,271    8.60
                              ------------    ---------            ----------    ---------           ----------   ---------
      Total interest earning
        assets                 106,451,070    9,650,919   9.07    106,124,532    8,671,432   8.17   102,513,928   8,324,363    8.12
Non-interest earning assets      8,970,001                          9,265,614                         9,573,374
                              ------------                       ------------                      ------------
            Total assets      $115,421,071                       $115,390,146                      $112,087,302
                              ============                       ============                      ============
Interest bearing liabilities:
  Now and Money Market        $ 28,301,004      626,646   2.21   $ 32,797,203      712,397   2.17    32,693,567     831,843    2.54
  Savings deposit               13,677,079      365,854   2.67     14,669,681      361,663   2.47    13,720,807     386,322    2.82
  Time $100,000 and over         4,167,647      234,681   5.63      3,979,398      182,893   4.60     4,631,841     226,983    4.90
  Other time                    33,678,596    1,852,138   5.50     30,556,971    1,371,466   4.49    32,620,674   1,540,789    4.72
  Short-term borrowings          7,201,797      451,440   6.27        962,416       47,363   4.92     1,032,992      24,783    2.40
  Long-term borrowings           3,014,813      162,468   5.39      7,604,542      376,319   4.95     4,841,823     254,523    5.26
                                ----------    ---------            ----------    ---------           ----------   ---------
       Total interest bearing
         liabilities            90,040,936    3,693,227   4.10     90,570,211    3,052,101   3.37    89,541,704   3,265,243    3.65
                              ------------    ---------            ----------    ---------           ----------   ---------
Non-interest bearing
  liabilities:
    Demand deposits           $ 12,664,966                         12,891,149                        11,260,376
    Other                        1,591,422                          1,500,588                         1,298,177
                              ------------                       ------------                      ------------
      Total non-interest
        bearing liabilities     14,256,388                         14,391,737                        12,558,553
      Stockholders' equity      11,123,747                         10,428,198                         9,987,045
                              ------------                       ------------                      ------------
      Total liabilities and
        stockholders' equity  $115,421,071                       $115,390,146                      $112,087,302
                              ============                       ============                      ============
  Net interest income/
    interest rate margin                   $  5,957,692   4.97                 $  5,619,331  4.80              $  5,059,120    4.47
                                           ============                        ============                    ============
  Earning balance/
    net yield on interest
    earning assets            $ 16,410,134                5.60   $ 15,554,321                5.30  $ 12,972,224                4.94
                              ============                       ============                      ============

(1) Tax effect increases in interest income on municipal loans and securities were $148,105 for 1995, $147,446 for 1994 and $176,932 for 1993. The
     federal tax rate of 34% was used for the three years ended December 31, 1995.

(2) Included in interest on loans are loan fees which totaled $199,164 for 1995, $202,900 for 1994 and $206,959 for 1993.

(3)  Includes nonaccruing loan balances and interest received on such loans.

 CHANGE IN NET INTEREST INCOME

     The following table shows, for each period indicated, the effect on net interest income of volume and rate changes. The combined effect of changes in both volume and rate which cannot be separately identified has been allocated proportionately to the change due to volume and the change due to rate.




                                                    1995 as compared to 1994                  1994 as compared to 1993
                                                -------------------------------          ---------------------------------
                                                       Due to a change in:                        Due to a change in:
                                                -------------------------------          ---------------------------------
                                                Volume        Rate        Total          Volume       Rate        Total
                                                ------        ----        -----          ------       ----        -----
Interest and dividend income:
        Interest bearing deposits             $    (562)   $     382    $    (180)     $  (1,682)   $     392    $  (1,290)
        Federal funds sold                       68,706       24,452       93,158          1,715        7,503        9,218
        Taxable investment securities          (105,249)      60,383      (44,866)        98,172       24,614      122,786
        Tax-exempt investment securities            (23)      (3,790)      (3,813)       (44,103)      (7,949)     (52,052)
        Loans (net of unearned income)           60,192      874,996      935,188        210,793       57,614      268,407
                                              ---------    ---------    ---------      ---------    ---------    ---------
        Total interest and dividend income       23,064      956,423      979,487        264,895       82,174      347,069
                                              ---------    ---------    ---------      ---------    ---------    ---------
Interest and dividend expense:
        Now and money market                    (98,716)      12,965      (85,751)         2,608     (122,054)    (119,446)
        Regular savings                         (24,804)      28,995        4,191         25,544      (50,203)     (24,659)
        Time deposits, $100,000 and over          9,032       42,756       51,788        (30,732)     (13,358)     (44,090)
        Other time                              150,119      330,553      480,672        (95,649)     (73,674)    (169,323)
        Short-term borrowings                   387,669       16,408      404,077         (1,801)      24,381       22,580
        Long-term borrowings                   (244,728)      30,877     (213,851)       137,603      (15,807)     121,796
                                              ---------    ---------    ---------      ---------    ---------    ---------
                Total interest and dividend
                        expense                 178,572      462,554      641,126         37,573     (250,715)    (213,142)
                                              ---------    ---------    ---------      ---------    ---------    ---------
Net interest income                           $(155,508)   $ 493,869    $ 338,361      $ 227,322    $ 332,889    $ 560,211
                                              =========    =========    =========      =========    =========    =========

INVESTMENT PORTFOLIO

     Recently, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 115 (SFAS 115), "Accounting for investment in certain Debt and Equity Securities". SFAS 115 provides for the categorization of investments into three groups and further provides for the accounting and reporting treatment of each group. Investments may be classified as held-to-maturity, available-for-sale, or trading. The Company does not purchase or hold any investment securities for the purpose of trading such investments. The following table sets forth the carrying amounts of Pemi Bancorp, Inc.'s investment securities as of December 31, 1995, 1994, and 1993:

                                          1995          1994           1993
                                          ----          ----           ----
U.S. Treasury securities
  and obligations of government
  corporations and agencies(2)        $ 2,310,669   $ 2,004,911    $ 2,149,886
Obligations of
  states/political
  subdivisions(2)                       3,749,323     2,340,805      2,892,012
Mortgage backed securities(1)          17,074,574    14,655,706     18,515,860
Federal Reserve Bank Stock                 80,250        80,250         80,250
Federal Home Loan Bank Stock              739,600       596,000        549,500
                                      -----------   -----------    -----------
Total........................         $23,954,416   $19,677,672    $24,187,508
                                      ===========   ===========    ===========

(1)  Consists  of   $5,093,654;   $1,476,239;   and  $1,937,293  of  investments
     classified as available-for-sale at December 31, 1995; 1994; and 1993, respectively, and $11,980,920; $13,179,467; and 16,578,567 of investments classified as held- to-maturity at December 31, 1995; 1994; and 1993, respectively.


(2)  Investments classified as held-to-maturity at December 31, 1994 and 1993.

The following table sets forth the maturities of investment securities as of December 31, 1995 and the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security). Various securities included below are redeemable at various times. Fully taxable equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions. For securities with variable or adjustable interest rates, the rate in effect as of December 31, 1995 was used for this schedule.



                         Under                1-5                  5-10                Over 10
                         1 Year      Yield    Years        Yield   Years        Yield   Years         Yield   Total          Yield
                         ------      -----    -----        -----   -----        -----   -----         -----   -----          -----
       SECURITIES
     U.S. Treasury
     securities and
     obligations of
     U.S. government
    corporations and
        agencies         $ 499,816    4.25%   $  801,818    6.10%                                             $ 1,301,634     5.92%
     Obligations of
       states and
        political
      subdivisions         175,390   11.19%    1,541,866   10.11%                                               1,717,256    10.12%
    Mortgage-backed
       securities           12,684    9.59%      934,508    7.36%  $5,757,344   6.95%   $5,276,384    6.93%    11,980,920     6.94%
                         ---------            ----------           ----------           ----------            -----------
         Total           $ 687,890    5.88%   $3,278,192    8.65%  $5,757,344   6.95%   $5,276,384    6.93%   $14,999,810     7.05%
                         =========            ==========           ==========           ==========            ===========

                         Under                1-5                  5-10                Over 10
                         1 Year      Yield    Years        Yield   Years        Yield   Years         Yield   Total          Yield
                         ------      -----    -----        -----   -----        -----   -----         -----   -----          -----
   AVAILABLE-FOR-SALE
       SECURITIES
     U.S. Treasury
     securities and
     obligations of
    U.S. government
    corporations and
        agencies        $  502,662    7.71%   $  506,373    5.71%                                             $ 1,009,035     6.04%
     Obligation of
       political
      subdivisions                                                 $1,028,062   8.67%  $ 1,004,005    8.28%   $ 2,032,067     8.41%
    Mortgage-backed
       securities          115,487    5.45%      453,780    6.74%     758,498   6.89%    3,765,889    6.80%     5,093,654     6.81%
                        ----------            ----------           ----------          -----------            ===========
  Total available-for-
          sale          $  618,149    6.82%   $  960,153    6.37%  $1,786,560   7.86%  $ 4,769,894    7.02%   $ 8,134,756     7.10%
                        ==========            ==========           ==========          ===========            ===========
   Total portfolio *    $1,306,039    6.31%   $4,238,345    8.33%  $7,543,904   7.15%  $10,046,278    6.97%   $23,134,566     7.07%
                        ==========            ==========           ==========          ===========            ===========


* Does not include Federal Home Loan Bank stock and Federal Reserve Bank stock with carrying amounts of $739,600 and $80,250, respectively.


LOAN PORTFOLIO

     Four areas in which the Bank has directed most of its lending activities are (i) commercial loans, (ii) real estate mortgage loans, (iii) municipal loans and (iv) consumer loans. As of December 31, 1995, these four categories accounted for approximately 32.4%, 59.6%, 1.3%, 0.1% and 6.6% respectively, of the Bank's loan portfolio.

     The following table summarizes the distribution of the Bank's loan portfolio as of December 31 of each of the years indicated:

                       1995                    1994                   1993
                       ----                    ----                   ----
Commercial         $26,446,000             $30,326,691            $28,465,555
Real Estate         48,703,000              50,073,744             48,166,413
Municipal            1,054,000                 874,329              1,603,139
Consumer             5,490,000               4,519,156              4,485,136
Other loans             16,000                     -0-                725,560
                   -----------             -----------            -----------
  Total*           $81,709,000             $85,793,920            $83,445,803
                   ===========             ===========            ===========

* Before unearned income and allowance for possible loan losses. Loans are not categorized according to the same criteria used in the annual report.

     Loan maturities for commercial, real estate, municipal, and consumer loans at December 31, 1995 were as follows:

                                           MATURITIES
                -------------------------------------------------------------
                  WITHIN          ONE TO         OVER FIVE
                 ONE YEAR       FIVE YEARS         YEARS              TOTAL
                 --------       ----------         -----              -----
Commercial..    $1,992,000     $ 4,754,000      $19,700,000       $26,446,000
Real Estate.        92,000       1,019,000       47,592,000        48,703,000
Municipal...       659,000          93,000          302,000         1,054,000
Consumer....       911,000       4,474,000          105,000         5,490,000
Other.......        16,000          -0-             -0-                16,000
                ----------     -----------      ----------        -----------
Total*          $3,670,000     $10,340,000      $67,699,000       $81,709,000
                ==========     ===========      ===========       ===========

     Loan maturities for variable and fixed rate loans with a maturity of greater than one year at December 31, 1995 were as follows before allowance for possible loan losses and unearned income:

                                               MATURITIES
                                     -----------------------------
                                        ONE TO           OVER FIVE
                                      FIVE YEARS           YEARS
                                      ----------           -----
          Variable rate              $11,397,000       $47,951,000
          Fixed rate                   6,059,000         5,472,000
                                     -----------       -----------
               Total                 $17,456,000       $53,423,000
                                     ===========       ===========

* The figures used in the maturity analysis also include loans subject to interest rate adjustment within the specified time categories.

NONACCRUAL AND PAST DUE LOANS

     It is the policy of the Bank to discontinue the accrual of interest on loans when, in management's judgment, the collection of the full amount of the loan is doubtful. This will generally occur once the loan has become 90 days past due, unless the loan is well secured and in the process of collection. The following table sets forth information on nonaccrual and past due loans as of December 31 for each of the years indicated:

                                                 1995            1994
                                                 ----            ----

Loans on nonaccrual                           $495,705         $640,375
Loans past due 90 days or
 more and still accruing                        45,598          187,002
                                              --------         --------
     Total                                    $541,303         $827,377
                                              ========         ========


     The amount of interest income recorded during 1995, 1994 and 1993 on nonaccrual loans outstanding at December 31, 1995, 1994 and 1993 amounted to $22,470, $50,246, and $6,833, respectively. Had these loans performed in accordance with their original terms, the amount recorded would have been $70,303, $89,782, and $27,270 in 1995, 1994 and 1993, respectively.

     Loans past due 90 days or more still accruing interest as of December 31, 1995 consisted primarily of first mortgage loans which are currently in the process of collection and as to which management believes there is adequate security.

     The difference between gross interest income that would have been reported for the fiscal year ended December 31, 1995 had the nonaccrual loans above been current, and interest income on these loans that was included in net income, is $47,833.

SUMMARY OF LOAN LOSS EXPERIENCE

     The following table summarizes historical data of the Bank with respect to loans outstanding, loan losses and recoveries, and changes in the allowance for possible loan losses:

                                                1995                1994
                                             ----------          ----------
Allowance for possible loan losses,
 beginning of period                         $1,566,919          $1,730,493
                                             ----------          ----------
Charge Offs:
  Real estate-mortgage loans                   (172,612)           (124,620)
  Commercial/industrial loans                  (190,873)           (307,439)
  Loans to individuals                         ( 13,693)           ( 16,293)
                                             -----------         ----------
    TOTAL                                      (377,178)           (448,352)
                                             -----------         ----------

Recoveries:
  Real estate-mortgage loans                     23,563              18,998
  Commercial/industrial loans                    29,547             136,389
  Loans to individuals                            4,628               9,391
                                             ----------          ----------
    TOTAL                                        57,738             164,778
                                             ----------          ----------

Net charge offs                                (319,440)           (283,574)

Provision for loan losses                       112,500             120,000
                                             ----------          ----------

Allowance for possible loan losses,
 end of period                                $1,359,979         $1,566,919
                                              ==========         ==========

Ratio of net charge offs to
 average loans                                      .38%               .34%

Ratio of allowance for loan losses to
 year-end loans                                    1.66%              1.83%

     The provisions to the allowance for possible loan losses are sufficient to maintain the allowance at a level which in the judgment of management is adequate to absorb any potential loss in existing loans.

     The following table reflects the allocation of the allowance for possible loan losses and the percent (based on loan portfolio schedule on page 9) of loans in each category of total outstanding loans as of December 31 for each of the years indicated:

                                        1995                      1994
                                        ----                      ----
                                AMOUNT      PERCENT       AMOUNT        PERCENT
                                ------      -------       ------        -------
Real Estate                   $  486,227     59.61      $  281,261       58.36
Commercial/Industrial            824,329     32.37       1,244,136       35.35
Loans to Individuals              46,131      6.72          38,702        5.27
Municipal                          2,842      1.29           2,820        1.02
Other Loans                          -0-       .00               0           0
                              ----------    ------       ---------      ------
  TOTAL                       $1,359,629    100.00      $1,566,919      100.00
                              ==========    ======      ==========      ======

     The provisions to the allowance for possible loan losses are charged to operating expenses and are based on past experience, current economic conditions and management's judgment of the amount necessary to cover possible losses on the collection of loans. The Bank records provisions for estimated loan losses which are charged against earnings in the period they are established.

DEPOSITS

     Most of the Bank's deposits have been obtained from individuals and from small and medium-sized businesses. In addition, the Bank attracts deposits from municipalities and other governmental agencies. Customer deposits are insured by the Federal Deposit Insurance Corporation, up to applicable limits.

     As of December 31, 1995, the Bank had a total of $14,023,174 in demand deposit accounts and $82,393,043 in NOW and money market, time and savings deposit accounts for individuals, corporations and other entities. Of total deposits of $96,416,217, eighty-five percent (85%) were in interest bearing categories and fifteen percent (15%) were in non-interest bearing categories.

     The following table shows the average deposits and average interest rate paid for the last two years:

                                  YEAR ENDED                  YEAR ENDED
                              DECEMBER 31, 1995           DECEMBER 31, 1994
                          -----------------------       ---------------------
                            AVERAGE        YIELD/         AVERAGE      YIELD/
                            BALANCE        RATE           BALANCE      RATE
                          -----------------------       ---------------------
Demand deposits           $12,664,966        0%         $12,891,149       0%
NOW and Money Market
  Accounts                 28,301,004     2.21%          32,797,203    2.17%
Savings                    13,677,079     2.67%          14,669,681    2.47%
Time, $100,000 and over     4,167,647     5.63%           3,979,398    4.60%
Other time deposits        33,678,596     5.50%          30,556,971    4.49%
                          -----------                   -----------
    Total                 $92,489,292                   $94,894,402
                          ===========                   ===========

     As of December 31, 1995, the Bank had time deposits in amounts of $100,000 or more aggregating $4,890,000. These certificates of deposit mature as follows:

         MATURITY                                      AMOUNT
         --------                                      ------
3 months or less                                    $  430,000
Over 3 months through 6 months                       1,165,000
Over 6 months through 12 months                      1,931,000
Over 12 months                                       1,364,000
                                                    ----------
    Total                                           $4,890,000
                                                    ==========

RETURN ON EQUITY AND ASSETS

     The following summarizes various operating ratios of the Company for the last two years:

                                           1995          1994
                                           ----          ----
Return on average total assets
(net income divided by average
total assets)                              1.10%         1.00%

Return on average stockholders'
equity (net income divided
by average stockholders' equity)          11.46%        11.04%

Dividend payout ratio                     27.07%        26.13%

Equity to Assets (average stockholders'
equity as a percent of average
total assets)                              9.64%         9.04%

SHORT-TERM BORROWINGS

         The Company engages in certain borrowing arrangements throughout the year. These are ordinary consequences of bank business. Such short-term borrowings consist of Federal Funds purchased and Federal Home Loan Bank (FHLB) advances. The following table summarizes such short-term borrowings at December 31 for each of the years indicated:

                                             FEDERAL FUNDS PURCHASED
                                                AND FHLB ADVANCES
                                                   DECEMBER 31,
                                         --------------------------------
                                            1995                  1994
                                            ----                  ----
Balance at end of period                 $7,000,000            $3,500,000
Maximum amount outstanding
 at any month-end during period          $9,000,000            $4,400,000
Average amount outstanding               $7,201,797            $  962,416
Weighted Average interest rate                6.27%                 4.92%
Weighted Average interest rate at
 end of period                                6.09%                 6.92%


                               ITEM 2 - PROPERTIES

     The Bank owns its main office in West Plymouth, New Hampshire and its branch offices in Plymouth, Campton, Ashland and North Woodstock New Hampshire. The Bank conducts its banking business through its principal office in West Plymouth, New Hampshire and through its four branch offices. In general, all premises occupied by the Bank are considered to be in good condition. The Bank's branch office in Campton, New Hampshire is owned jointly by the Bank and First NH Bank as tenants in common. The Bank has filed an application with the OCC to purchase and assume certain deposits, equipment and the remaining 1/2 undivided interest of the Campton branch office from First NH Bank.

     While the Bank does not have any plans to close any of its branch offices, the federal banking laws and regulations impose certain notification and filing requirements on depository institutions which must be complied with prior to the closing of any branches.

     The following table lists the properties owned by Pemi Bancorp, Inc. The Company owns all of the offices, for which the Company and Bank operate. Net book value amounts represent the net book value of land and improvements of these properties.

OFFICE LOCATION

Highland Street
W. Plymouth, NH
(Main Office)

1-3 Highland Street
Plymouth, NH

Route 49
Campton, NH

Route 3
Ashland, NH

Route 3
North Woodstock, NH

     At December 31, 1995 the total net book value of the Company's premises and equipment was $3,481,386.

     The following table sets forth information with regard to Automated Teller Machines owned and operated by Pemi Bancorp, Inc.

LOCATION

287 Highland Street
Plymouth, NH

1-3 Highland Street
Plymouth, NH

Shop-N-Save
Old Route 25
Plymouth, NH

Route 49
Campton, NH

North Main Street
Ashland, NH


                           ITEM 3 - LEGAL PROCEEDINGS

     There are no known pending material legal proceedings to which Pemi Bancorp, Inc. or its subsidiary are a party, or to which any of their properties are subject, other than ordinary litigation arising in the normal course of business.

          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1995, no matter was submitted to a vote of Stockholders of the Company.

                                     PART II

                ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK
                         AND RELATED STOCKHOLDER MATTERS

DIVIDEND HISTORY AND POLICY

     The Company has paid dividends to stockholders on a semi-annual basis since its organization as a bank holding company for the Bank in 1985. Prior to that time, to the best knowledge and belief of management, the Bank has paid dividends in every year since 1882.

     The following table summarizes the Company's dividend history for the fiscal years ended December 31, 1995, December 31, 1994 and December 31, 1993.

                                          PER SHARE DIVIDEND HISTORY
                                           YEARS ENDED DECEMBER 31,
                                   -----------------------------------------
                                    1995              1994              1993
                                    ----              ----              ----
Dividends Per Share*               $ .50             $ .40             $ .25

Net Income Per Share*               1.85              1.53              1.11

Dividends/Net Income               27.07%            26.13%            22.60%

* Based on 691,188 weighted average shares outstanding for 1995 and 751,020 weighted average shares outstanding for 1994 and 751,901 weighted average shares outstanding for 1993.

     Consistent with prudent banking practices and applicable law, the Company intends to continue its practice of declaring dividends on a semiannual basis to Stockholders of record as of the date of declaration. However, there can be no assurance that dividends per share will not be reduced or limited in the future.

     The Company's ability to pay dividends is limited by the prudent banking principles applicable to all bank holding companies and by the provisions of New Hampshire Corporate law, which limit the payment of dividends by a corporation to an amount not to exceed the unrestricted earned surplus of the corporation or the unrestricted net earnings of the current fiscal year and the next preceding fiscal year taken as a single period, unless such dividends would render a corporation insolvent.

     As a practical matter, the Company's ability to pay dividends is generally limited by the Bank's ability to dividend funds to the Company. As a national bank, the declaration and payment of dividends by the Bank must be in accordance with the National Bank Act. More specifically, applicable law provides that the Board of Directors may declare quarterly, semiannual and annual dividends so long as the Bank carries at least ten percent (10%) of its net profits for the preceding half year in its surplus fund, and, in the case of annual dividends, has carried not less than one-tenth of its net profits of the preceding two consecutive half year periods in its surplus fund. National banks are required to obtain the approval of the Office of the Comptroller of the Currency if the total dividends declared by it in any calendar year exceed the total of its net profits for that year combined with any retained net profits of the preceding two years less any required transfers. In addition to such statutory requirements, the payment of an excessive dividend which would deplete a bank's capital base to an inadequate level could be considered to be an unsafe or unsound banking practice and be a basis for supervisory action by the Office of the Comptroller of the Currency. As of December 31, 1995, approximately $2,222,471, of the undistributed net income of the Bank was theoretically available for distribution to the Company as dividends. However, the ability of the Bank to declare and pay such dividends would be subject to safe and sound banking practices.

     The current and future dividend practices of the Bank and the Company will continue to bear a correlation to the level of the Company's and the Bank's current and expected earnings stream, the capital needs of the Bank, and the perceptions of the marketplace.

NATURE OF TRADING MARKET

     As of March 15, 1996, the Company's Common Stock is owned by approximately 413 stockholders of record. The Common Stock of the Company is not actively traded and is not listed on any public exchange or the National Association of Securities Dealer's Automatic Quotation System ("NASDAQ"). On rare occasions, shares are traded between individuals or through one or more local broker-dealers. Because there is no established market for the Company's shares, the following table represents management's best knowledge and belief of the prices paid in the isolated transactions which have occurred during the past two years. However, the prices set forth may not be indicative of current value.

PRICE FOR THE QUARTER ENDED                 HIGH              LOW
- - ---------------------------                 ----              ---
March 31, 1994                             $ 9.25           $ 8.00
June 30, 1994                                9.50             9.00
September 30, 1994                          10.00             9.00
December 31, 1994                           10.25             9.50

March 31, 1995                               9.00             8.50
June 30, 1995                                9.25             9.00
September 30, 1995                          10.25             9.00
December 31, 1995                           11.50            10.25

March 15, 1996                              11.50            11.50

     During the fourth quarter of 1994 and the first quarter of 1995, the Company redeemed an aggregate of 61,500 shares of its outstanding common stock from eleven (11) shareholders. During the fourth quarter of 1994, a total of 29,800 shares were redeemed from six (6) shareholders at a price of $10.00 per share. The aggregate gross consideration for the redemption amounted to $298,000. The Company did not incur any debt in connection with the redemption.

     During the first quarter of 1995, a total 31,700 shares were redeemed from five (5) shareholders at a price of $10.00 per share. The aggregate gross consideration for the redemption amounted to $317,000. The Company did not incur any debt in connection with the redemption.

     The net effect of the redemptions resulted in a reduction in the Company's outstanding common stock by 8.18%, thereby slightly increasing the net per share book value to remaining shareholders.

     Regulation Y of the Bank Holding Company Act requires bank holding companies to provide the Federal Reserve Board with written notice before purchasing or redeeming equity securities if the gross consideration for the purchase or redemption, when aggregated with the net consideration paid by the Company for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of the company's consolidated net worth. For purposes of Regulation Y, "net consideration" is the gross consideration paid by a company for all of its equity securities purchased or redeemed during the period, minus the gross consideration received for all of its equity securities sold during the period other than as part of a new issue.

                        ITEM 6 - SELECTED FINANCIAL DATA

     The following selected financial information for the periods ended December 31, 1995, 1994, 1993, 1992 and 1991 is based on the Company's audited consolidated financial statements.


                            SELECTED FINANCIAL DATA
                               BALANCE SHEET DATA

                                                           1995            1994            1993            1992            1991
                                                           ----            ----            ----            ----            ----
Total assets                                           $117,322,517    $113,169,496    $115,449,751    $112,539,477    $110,402,794
        Interest bearing deposits with other banks                                                           99,527             511
        Net loans                                        80,087,042      83,931,150      81,407,257      79,818,995      78,705,287
        Investments in securities                        23,933,137      19,677,672      24,187,508      19,529,109      18,071,579
        Deposits                                         96,416,217      91,765,597      93,769,761      97,981,681      98,873,918
        Borrowings                                        7,491,525       8,991,525       9,850,700       3,139,000
        Stockholders' equity                             11,394,058      10,719,723      10,243,299       9,597,961       9,308,705

Operating data
        Interest and dividend income                   $  9,502,814    $  8,523,986    $  8,147,431    $  9,355,064    $ 10,263,472
        Interest expense                                  3,693,227       3,052,101       3,265,243       4,272,141       5,848,577
                                                       ------------    ------------    ------------    ------------    ------------
        Net interest and dividend income                  5,809,587       5,471,885       4,882,188       5,082,923       4,414,895
        Provision for loan losses                           112,500         120,000         180,000         975,000         668,940
                                                       ------------    ------------    ------------    ------------    ------------
        Net interest and dividend income after
                provision for loan losses                 5,697,087       5,351,885       4,702,188       4,107,923       3,745,955
        Other income                                        680,156         724,390         684,249         781,679         660,138
        Other expense                                     4,474,249       4,372,877       4,423,205       4,426,466       3,773,017
                                                       ------------    ------------    ------------    ------------    ------------
        Income before income taxes                        1,902,994       1,703,398         963,232         463,136         633,076
        Provision for income taxes                          627,700         552,416         131,414          23,500          66,500
                                                       ------------    ------------    ------------    ------------    ------------
        Net income                                     $  1,275,294    $  1,150,982    $    831,818    $    439,636    $    566,576
                                                       ============    ============    ============    ============    ============


Per share data
        Earnings per share (1)                         $       1.85    $       1.53    $       1.11    $        .58    $        .75
        Dividends declared per share                            .50             .40             .25             .20             .20
        Book value per share                                  16.50           14.85           13.62           12.76           12.38

Financial ratios
        Net yield on interest earning assets                   5.60%           5.30%           4.94%           5.15%           4.81%
        Interest rate margin                                   4.97            4.80            4.46            4.62            3.97
        Net income as a percentage of
                Average assets                                 1.10            1.00             .74             .39             .54
                Average equity                                11.46           11.04            8.33            4.58            6.61
        Dividend payout ratio                                 27.07           26.13           22.60           34.21           26.54
        Average equity to average assets                       9.64            9.04            8.91            8.53            8.12


(1) Computed using the weighted average number of shares outstanding.

                      ITEM 7 - MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

INTRODUCTION

     The following discussion and related consolidated financial statements include Pemi Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, The Pemigewasset National Bank (the "Bank"). The Bank operates four branches.

     In light of the economic climate in the region, Management is pleased with the results for the fiscal year ended December 31, 1995, which resulted in net income of $1,275,294 and the declaration of dividends amounting to $345,200 or $.50 per share. The Bank's capital ratios and reserves are considered to be healthy, the lending staff is seasoned, the Bank's traditional, conservative practices will continue, and the Bank's facilities are modern, with ample space for any foreseeable growth. As a community bank, the Bank's health and profitability is somewhat dependent upon the local economy and other pressures on community banks, such as the increasing costs of regulation and FDIC insurance premiums.

     Growth of the Bank during the late 1980s resulted in crowded conditions which necessitated an increase in working space. In 1990, the West Plymouth office became the main office of the Bank.

     As with other areas of New England, many businesses in the Bank's primary service area are struggling and commercial loan demand at the Bank has been down the past several years. Plymouth is located in a reasonably stable area with no business concentrations other than the resort business. The local and regional economies appear to be stabilizing.

RESULTS OF OPERATIONS

     Net income for the fiscal year ended December 31, 1995 was $1,275,294, as compared with $1,150,982 for the year ended 1994 and $831,818 for the year ended 1993. Interest and fees on loans, the Company's primary source of income, for the year ended December 31, 1995 amounted to $8,123,043, $7,189,810 in 1994 and $6,909,615 in 1993. This represents an increase of 13.0% from 1994 to 1995. An increase in loan rates is the primary reason for this increase. Total interest expense for the fiscal year ended December 31, 1995 was $3,693,227 as compared with $3,052,101 for 1994 and $3,265,243 for 1993. These increases reflect an increase in short term rates.

     For the fiscal year ending December 31, 1995 other income decreased by $44,234 or 6.1% from December 31, 1994 and increased

$40,141 or 5.9% from December 31, 1993 to December 31, 1994. Other expense in 1995 increased by $101,372 or 2.3% compared to a decrease of $50,328 or 1.1% from 1993 to 1994. An increase in equipment expenses primarily contributed to this result.

     At December 31, 1995, the Bank's Allowance for Possible Loan Losses ("APLL") amounted to $1,359,979, which was $206,940 less than the $1,566,919 balance at December 31, 1993. During 1995, the Bank made provisions to the APLL of $112,500 for loan losses as compared to $120,000 in 1994. This compares with provisions of $180,000 in 1993. Provisions are based on the evaluation by management and the Board of current and anticipated economic conditions, changes in character and size of the loan portfolio and other indicators. The balance in the APLL is considered adequate by management and the Board to absorb the risk of loss inherent in the Bank's loan portfolio. Reduced provisions during 1995 reflect the stabilization of economic conditions and collateral values as well as the strengthening of the Bank's loan portfolio.

     In this regard, the APLL was $1,359,979 or 1.66% of total loans at December 31, 1995, as compared with $1,566,919 or 1.83% of total loans for the fiscal year ended December 31, 1994.

     As of December 31, 1995, non-performing loans (nonaccrual loans and loans past due 90 days or more) totaled $541,303, or .66% of total loans as compared to $827,377 or .96% at December 31, 1994. This represents a decrease of $286,074.

     The ratio of APLL to nonaccrual loans for December 31, 1995 was 274.35% as compared to 244.69% for December 31, 1994.

     The ratio of APLL to nonaccrual  loans plus loans which are past due ninety
(90) days or more for December 31, 1995 was 251.24% as compared to 189.38% for December 31, 1994.

     The ratio of nonperforming assets (non performing loans and OREO) to total assets for December 31, 1995 was .51% as compared to .93% for December 31, 1994.

     Net charge-offs totaled $319,440 or .39% of total loans as of December 31, 1995 as compared to $283,574 or .33% of total loans as of December 31, 1994.

     The Company's assets increased to $117,322,517 at year end December 31, 1995 as compared to $113,169,496 at year end December 31, 1994 and $115,449,751 at year end 1993. This represents a 3.7% increase from December 31, 1994. Net loans decreased by 4.6% from December 31, 1994 to the period ended December 31, 1995 and deposits increased by 5.1% for the same period.

     The average yield on interest earning assets for 1995, 1994 and 1993 was 9.07%, 8.17% and 8.12%, respectively. For 1995, this represents a 90 basis point increase in yield on assets. The cost of interest bearing liabilities was 4.10% in 1995, 3.37% in 1994 and 3.65% in 1993. For 1995, this represents a 73 basis point increase in cost of funds.

     Nonaccrual   loans  totaled   $541,303  as  of  December  31,  1995,  which
represented a decrease of $286,074 from 1994. The primary reason for the reduction was due to one commercial loan relationship that was brought back to an accrual status. Otherwise, all other categories remained relevantly unchanged. Management devotes significant time and resources to the resolution of non-accrual loans, and this trend toward reduction of non- accruals should continue.

LIQUIDITY AND CAPITAL RESOURCES

     Banking institutions measure liquidity as the ability to meet unexpected deposit withdrawals of a short-term nature and to meet increased loan demand. It is Management's objective to ensure a continuous ability to meet cash needs as they arise. As of December 31, 1995 the Bank's liquidity ratio stood at 11.6% as compared to 7.3% at December 31, 1994. With available Federal Home Loan Bank of Boston (FHLB) Advances included, these ratios become 35.5% and 29.5% respectively.

     The liquidity ratio is determined by the use of the Bank's Basic Surplus Model which represents a static analysis of the relationship between liquid assets and short-term liabilities which are vulnerable to non-replacement under abnormally stringent conditions. This controlled level of liquidity reflects the efforts of the Bank to redeploy its assets into loans to respond to the credit needs of the community and hopefully improve the Bank's return on assets. Management believes the Bank's liquidity to be adequate to meet the needs of the Bank.

     Liquidity is measured by the Bank's ability to raise cash when needed at a reasonable cost and with a minimum of loss. The Bank must be capable of meeting all obligations to customers at any time and, therefor, the active management of liquidity is important.

     Given the uncertain nature of customers' demands as well as the Bank's desire to take advantage of earnings enhancement opportunities, the Bank must have available adequate sources of on and off balance sheet funds that can be acquired in time of need. Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity must be supplemented with alternative sources such as Fed Funds and Liens of Credit, Federal Home Loan Bank Advances, and wholesale and retain repurchase agreements.

     Accordingly, when making investments and loans, their marketability and collateral value must be considered. When the necessity for pledging arises, the least marketable should generally be used.

     Two methods of measuring liquidity are generally utilized. The first is a static analysis of the relationship between liquid assets and short-term liabilities which are vulnerable to non- replacement under abnormally stringent conditions. The second measure of liquidity operationalizes the static analysis. It is a cash-flow forecast expressed in terms of the relationship between identified funding needs and the estimated level of cash in flows over a 90-day horizon.

     Monitoring and managing both liquidity measurements is important in developing prudent and effective deposit pricing and investment strategies.

     The equity capital of the Company as of December 31, 1995 amounted to $11,394,058. This represents a 6.3% increase over the equity capital at December 31, 1994. The increase is attributable to a 11.69% increase in retained earnings. Equity capital as a percent of total assets amounted to 9.71% as of December 31, 1995, a very slight increase of approximately .24% from year end 1994.

     The Bank and the Company are required to maintain capital levels consistent with the "risk-based capital guidelines" adopted by the Office of the Comptroller of the Currency and the Federal Reserve System. The Office of the
Comptroller of the Currency's capital guidelines require a ratio of Total Capital (consisting of capital, surplus and the allowance for loan losses up to 1.25% of risk weighted assets), to be equal to at least 8.0%. Additionally, the Bank must maintain Tier 1 capital (which under the regulations, consists of Common Stockholders equity, noncumulative perpetual preferred stock and related surplus, and minority interests in the equity accounts of consolidated subsidiaries) in amounts not less than 4.00% of adjusted total assets (or 100 to 200 basis points higher in the case of the banks which do not receive the best composite ratings). At December 31, 1995 the actual Risk Based Capital of the Bank was 16.38% for Tier 1 and 17.75% for Total Capital and the Leverage Capital was 9.68%, substantially exceeding current applicable and any known future minimum regulatory requirements.

EFFECTS OF INFLATION

     Inflation affects the growth of total assets by increasing the level of loan demand and creating the need to increase equity capital at higher than normal rates in order to maintain an appropriate ratio of equity to assets. Interest rates in particular are significantly affected by inflation. In addition to its effects on interest rates, inflation directly affects the Company by increasing the Company's cost of funds and operating expenses.

INTEREST RATE SENSITIVITY ANALYSIS

     The following discussion of Interest Rate Sensitivity Analysis should be read in conjunction with the GAP Table set forth following the discussion which reflects how the timing and repricing of assets and liabilities would impact liquidity and interest rate spread.

     The Bank's rate sensitivity analysis format is divided into four (4) sections. The first section details information concerning various maturities of rate sensitive assets. The second section identifies rate sensitive liabilities. The third section identifies interval gaps and the fourth, cumulative gap analysis.

     Rate sensitive assets can be divided into two component parts: Investments in Securities and Loans. Investments have various maturities, are normally fixed rates, and when they mature, the proceeds are available for reinvestment. As these securities approach maturity, it is important for the investment officer to be aware of the rate on the maturing investment, current rates available on similar investments and liquidity requirements of the bank. As the securities mature, the proceeds will be invested in rates higher or lower than the maturing security, thus affecting the rate of return.

     The final section of rate sensitive assets consists of commercial loans, real estate loans and consumer loans. Commercial loans are comprised of both maturing loans that will be paid off, and loans that mature but will in all likelihood be rewritten. Real estate loans are comprised of those loans whose rates will be repriced at maturity and consumer loans are those that will be repriced and paid in full at maturity.

     Rate Sensitive Liabilities are primarily time deposits. As the savings instruments reach maturity, the Bank, in order to retain the deposits, will need to offer competitive rates or be faced with disintermediation. Falling rates indicate it may cost the Bank less to retain these funds, thus increasing profits. Conversely, rising rates may adversely affect profits.

     The section on interval gaps indicate the difference between Rate Sensitive Assets and Rate Sensitive Liabilities at different maturity intervals. It is a snapshot of the gaps at specific time periods. The ratios measure a tolerance range for various time periods.

     The final section on Cumulative Gaps measure the overall Gap position at different time periods.

     In analyzing the Bank's GAP, several general principles should be considered. First, in a more risky interest rate environment, you would expect a smaller GAP tolerance range associated with a given appetite for interest rate risk. Conversely, the greater the tolerance range, the greater the expected return and risk.

     The GAPS at time intervals indicate the timing of the effect of interest rate changes on income. The Cumulative GAP indicates the overall magnitude and direction of rate risk exposure.

     The GAP measures interest rates risk exposure, not liquidity of funding risk.

     It may be less costly to adjust the GAP in a negative direction than in a positive direction because capital losses may be generated if the maturity of the investment portfolio is shortened to move the GAP in a positive direction. However, the greater the Bank's ability to replace short-term liabilities with long-term liabilities, the easier it is to adjust the GAP in a positive direction.

     Prudent adjustment of the GAP to capitalize on expected interest rate trends will usually result in a negative impact on short term earnings. For example, if rates are expected to rise by more than the consensus rate forecast, a somewhat positive GAP is appropriate.

     Generally, the smaller the GAP, the smaller the fluctuation in the net interest margin resulting from changes in levels of interest rates.

     If Risk Sensitivity Analysis indicated that the Bank was Asset Sensitive (meaning that it had more rate sensitive assets than rate sensitive liabilities), then rising rates will have a positive impact on earnings; however, falling rates will negatively affect earnings.

     Should the analysis indicate liability sensitivity, then rising rates will tend to reduce earnings and falling rates will tend to have a positive impact on earnings.

     The Bank's primary tool in managing Interest Rate Risk will be asset/liability funding matrix reports. Income simulation will be utilized to quantify the potential impact on earnings of changes in interest rates. A standard gap report will also be utilized to provide supporting detailed information. Management has monitored deposit runoff in both rising and falling rate environments, and based upon this analysis, has developed simulation models of interest rate risk as well as liquidity cash flows that reflect the results of assumptions.

                            RATE SENSITIVITY ANALYSIS
                             AS OF DECEMBER 31, 1995
                                 (in thousands)

                                      0-3      3 MONTHS     6 MONTHS    1 YEAR TO    OVER 5
                                    MONTHS   TO 6 MONTHS   TO 1 YEAR     5 YEARS      YEARS      TOTAL
                                    ------   -----------   ---------     -------      -----      -----
Interest earning assets:
  Federal funds sold              $ 3,300      $            $            $           $          $   3,300
  Loans                            17,562       10,680       25,893       23,234       3,843      81,212
  FHLB/FRB Bank stock                 820                                                            820
  Available-for-sale securities*      503                       115          960       6,557       8,135
  Held-to-maturity securities*                     676           13        3,278      11,033      15,000
                                  -------      -------      -------      -------     -------    --------
    Total interest earning assets $22,185      $11,356      $26,021      $27,472     $21,433    $108,467
                                  =======      =======      =======      =======     =======    ========


Interest bearing liabilities:
  Time CD's $100,000 and over     $   430      $ 1,164      $ 1,931      $ 1,365     $          $  4,890
  Other time deposits               8,371        5,501       12,908        8,496       1,294      36,570
  Money market accounts            14,077                                                         14,077
  Regular savings                     151                     4,227                    8,560      12,938
  NOW accounts                        613                                             13,305      13,918
  Borrowings                        4,500        2,500                       492                   7,492
                                  -------      -------      -------      -------     -------     -------
    Total interest bearing
      liabilities                 $28,142      $ 9,165      $19,066      $10,353     $23,159    $ 89,885
                                  =======      =======      =======      =======     =======    ========


Period sensitivity gap            $(5,957)     $ 2,191      $ 6,955      $17,119     $(1,726)   $ 18,582
Cumulative sensitivity gap         (5,957)      (3,766)       3,189       20,308      18,582
Period sensitivity gap as a
  percentage of interest earning
  assets                            (5.49)%       2.02%        6.41%       15.78%      (1.59)%
Cumulative sensitivity gap as a
  percentage of interest earning
  assets                            (5.49)%      (3.47)%       2.94%       18.72%      17.13%

*  Amortized cost

              ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         INDEX TO FINANCIAL STATEMENTS                   PAGE
         -----------------------------                   ----

         Accountants' Opinion, January 22, 1996......    F-1

         Consolidated Balance Sheets at December
         31, 1995 and 1994..........................     F-2

         Consolidated Statements of Income for
         Years Ended December 31, 1995, 1994
         and 1993...................................     F-3

         Consolidated Statements of Changes in
         Stockholders' Equity for Years Ended
         December 31, 1995, 1994 and 1993...........     F-4

         Consolidated Statements of Cash Flows
         for Years Ended December 31, 1995,
         1994 and 1993..............................     F-5

         Notes to Financial Statements..............     F-7

The Board of Directors
and Stockholders
Pemi Bancorp, Inc.
Plymouth, New Hampshire

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheets of Pemi Bancorp, Inc. and Subsidiary as of December 31, 1995 and 1994 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the over-all consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pemi Bancorp, Inc. and Subsidiary as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Notes 2 and 10 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," effective January 1, 1993.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" as of December 31, 1993.



                                              SHATSWELL, MacLEOD & COMPANY, P.C.
West Peabody, Massachusetts
January 22, 1996

                        PEMI BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1994

ASSETS                                                 1995             1994
- - ------                                            -------------    -------------
Cash and due from banks                           $   4,918,670    $   3,542,341
Federal funds sold                                    3,300,000          800,000
Investments in available-for-sale
   securities (at fair value) (Note 3)                8,113,477        1,476,239
Investments in held-to-maturity
   securities (fair value of $14,926,264
   as of December 31, 1995 and $16,539,856
   as of December 31, 1994) (Note 3)                 14,999,810       17,525,183
Federal Reserve Bank stock, at cost                      80,250           80,250
Federal Home Loan Bank stock, at cost                   739,600          596,000
Loans, net (Note 5)                                  80,087,042       83,931,150
Premises and equipment (Note 6)                       3,481,386        3,550,787
Other real estate owned                                  61,701          223,401
Accrued interest receivable                             855,135          756,816
Other assets                                            685,446          687,329
                                                  -------------    -------------
                                                  $ 117,322,517    $ 113,169,496
                                                  =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------
Deposits (Note 7)                                 $  96,416,217    $  91,765,597
Short-term borrowings (Note 8)                        7,000,000        3,500,000
Long-term borrowings (Note 9)                           491,525        5,491,525
Other liabilities                                     2,020,717        1,692,651
                                                  -------------    -------------
           Total liabilities                        105,928,459      102,449,773
                                                  -------------    -------------
Commitments and contingent liabilities (Note 12)
Stockholders' equity:
   Common stock, par value $1.00 per share;
     authorized 2,000,000 shares; issued 751,901
     shares; outstanding 690,401 shares in 1995
     and 722,101 shares in 1994                        751,901          751,901
   Paid-in capital                                   2,384,329        2,384,329
   Retained earnings                                 8,885,889        7,955,795
   Treasury stock, at cost (61,500 shares in
     1995 and 29,800 shares in 1994)                  (615,000)        (298,000)
   Net unrealized holding loss on
     available-for-sale securities                     (13,061)         (74,302)
                                                 -------------    -------------
           Total stockholders' equity               11,394,058       10,719,723
                                                 -------------    -------------
                                                 $ 117,322,517    $ 113,169,496
                                                 =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PEMI BANCORP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                               1995         1994         1993
                                            ----------   ----------   ----------
Interest and dividend income:
   Interest and fees on loans               $8,123,043   $7,189,810   $6,909,615
   Interest and dividends on
       investment securities:
     Taxable                                 1,093,942    1,138,808    1,016,022
     Tax-exempt                                157,782      160,299      194,653
   Other interest                              128,047       35,069       27,141
                                            ----------   ----------   ----------
           Total interest and
              dividend income                9,502,814    8,523,986    8,147,431
                                            ----------   ----------   ----------
Interest expense:
   Interest on deposits (Note 7)             3,079,319    2,628,419    2,985,937
   Interest on short-term borrowings
     (Note 8)                                  451,440       47,363       24,783
   Interest on long-term borrowings
     (Note 9)                                  162,468      376,319      254,523
                                            ----------   ----------   ----------
           Total interest expense            3,693,227    3,052,101    3,265,243
                                            ----------   ----------   ----------
           Net interest and dividend
             income                          5,809,587    5,471,885    4,882,188
Provision for loan losses (Note 5)             112,500      120,000      180,000
                                            ----------   ----------   ----------
           Net interest and dividend
              income after provision
              for loan losses                5,697,087    5,351,885    4,702,188
                                            ----------   ----------   ----------
Other income:
   Service charges on deposit accounts         253,302      266,532      265,211
   Investment securities gains, net                          22,405        4,810
   Other income                                241,273      241,159      255,441
   Other deposit fees                          178,781      161,369      151,295
   Gain on sales of other real estate
      owned, net                                 6,800       32,925        7,492
                                            ----------   ----------   ----------
           Total other income                  680,156      724,390      684,249
                                            ----------   ----------   ----------
Other expense:
   Salaries and employee benefits
     (Note 11)                               2,376,100    2,282,176    2,113,495
   Occupancy expense                           297,112      308,864      296,184
   Equipment expense                           446,449      407,169      402,339
   Writedown of other real estate owned         79,494      47,500       191,455
   Other real estate owned expense              13,450      42,560       131,608
   FDIC deposit insurance premium              135,165      240,722      244,859
   Stationery and supplies                     123,672      109,353       98,799
   Postage expense                             101,773      95,298        98,904
   Other expense                               901,034      839,235      845,562
                                            ----------   ----------   ----------
           Total other expense               4,474,249    4,372,877    4,423,205
                                            ----------   ----------   ----------
           Income before income taxes        1,902,994    1,703,398      963,232
Income taxes (Note 10)                         627,700      552,416      131,414
                                            ----------   ----------   ----------
           Net income                       $1,275,294   $1,150,982   $  831,818
                                            ==========   ==========   ==========
           Net income per share (Note 14)   $     1.85   $     1.53   $     1.11
                                            ==========   ==========   ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PEMI BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                                Net Unrealized
                                                                                Holding Gain
                                                                                (Loss) On
                                   Common         Paid-in         Retained      Available-For-    Treasury
                                   Stock          Capital         Earnings      Sale Securities     Stock            Total
                                   -----          -------         --------      ---------------   ----------       ----------
Balance, December 31, 1992         $ 751,901      $2,384,329      $6,461,731    $                 $                $9,597,961
Net income                                                           831,818                                          831,818
Dividends declared ($.25 per
   share)                                                           (187,975)                                        (187,975)
Net unrealized holding
   gain on adoption of
   SFAS No. 115 as of
   December 31, 1993
   (Notes 2 and 3)                                                                 1,495                                1,495
                                   ---------      ----------      ----------    --------          ----------       -----------
Balance, December 31, 1993           751,901       2,384,329       7,105,574       1,495                            10,243,299
Net income                                                         1,150,982                                         1,150,982
Net change in unrealized
   holding gain on available-
   for-sale securities                                                           (75,797)                              (75,797)
Dividends declared ($.40
   per share)                                                       (300,761)                                         (300,761)
Treasury stock purchased                                                                            (298,000)         (298,000)
                                   ---------      ----------      ----------    --------          ----------       -----------
Balance, December 31, 1994           751,901       2,384,329       7,955,795     (74,302)           (298,000)       10,719,723
Net income                                                         1,275,294                                         1,275,294
Net change in unrealized
   holding loss on available-
   for-sale securities                                                            61,241                                61,241
Dividends declared ($.50
   per share)                                                       (345,200)                                         (345,200)
Treasury stock purchased                                                                            (317,000)         (317,000)
                                   ---------      ----------      ----------    --------          ----------       -----------
Balance, December 31, 1995         $ 751,901      $2,384,329      $8,885,889    $(13,061)         $ (615,000)      $11,394,058
                                   =========      ==========      ==========    =========         ==========       ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PEMI BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                          1995          1994          1993
                                                       ----------    ----------    ---------
Cash flows from operating activities:
   Net income                                          $1,275,294    $1,150,982    $ 831,818
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Donation of other real estate owned                  5,000
       Loss (gain) on sales of fixed assets, net                                      (3,015)
       Investment securities gains, net                                 (22,405)      (4,810)
       Amortization, net of accretion of
         investment securities                            110,687       194,800      280,935
       Decrease in securities held-for-sale                                          482,275
       Depreciation and amortization                      317,405       284,257      286,721
       Provision for loan losses                          112,500       120,000      180,000
       Deferred tax expense                               108,700       152,985       62,518
       Increase (decrease) in taxes payable              (160,143)      170,430      163,454
       (Increase) decrease in interest receivable         (98,319)      (16,763)      79,102
       Increase (decrease) in interest payable            471,682       (58,962)    (334,977)
       Increase (decrease) in accrued expenses            (80,240)      (94,948)      50,619
       (Increase) decrease in prepaid expenses            (67,966)        7,255      (13,240)
       Change in unearned income                          (33,647)      (12,202)      12,746
       Gain on sales of other real estate owned, net       (6,800)      (32,925)      (7,492)
       Writedown of other real estate owned                79,494        47,500      191,455
                                                       -----------     ---------    ---------

   Net cash provided by operating activities            2,033,647     1,890,004    2,258,109
                                                       -----------    ----------   ----------

Cash flows from investing activities:
   Proceeds from sales of fixed assets                                                 4,000
   Proceeds from sales of other real estate owned          78,506       206,765      219,341
   Net (increase) decrease in interest
     bearing deposits                                                                 99,000
   Purchases of Federal Home Loan Bank stock             (143,600)      (46,500)
   Purchases of available-for-sale securities          (5,421,630)      (97,489)
   Proceeds from maturities of available-for-sale
     securities                                           258,355       881,886
   Purchases of held-to-maturity securities            (1,590,598)   (2,760,777)
   Proceeds from maturities of held-to-maturity
     securities                                         2,631,095     6,236,832
   Proceeds from sales of investment securities                                      977,943
   Proceeds from maturities of investment
     securities                                                                    4,775,963
   Purchases of investment securities                                            (11,168,270)
   Net decrease (increase) in loans                     3,715,789    (2,721,844)  (1,409,835)
   Capital expenditures                                  (248,004)     (300,226)    (241,002)
   Recoveries of previously charged-off loans              54,966       164,778       64,695
   Increase (decrease) in other liabilities                 4,277           (88)     (18,151)
   (Increase) decrease in federal funds sold           (2,500,000)     (800,000)   2,100,000
   Decrease in other assets                                   266        64,226        2,975
                                                      ------------   -----------  -----------

   Net cash provided by (used in)
     investing activities                              (3,160,578)       827,563  (4,593,341)
                                                     -------------   -----------  -----------

                        PEMI BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                   (continued)

                                                           1995           1994           1993
                                                       -----------    -----------    -----------

Cash flows from financing activities:
   Purchases of treasury stock                            (317,000)      (298,000)
   Net increase in short-term borrowings                 3,500,000      2,500,000      1,000,000
   Repayment of long-term borrowings                    (5,000,000)    (3,500,000)
   Long-term borrowings                                                   140,825      5,711,700
   Net increase (decrease) in demand
     deposits, NOW, money market and
     savings accounts                                   (3,134,595)       330,315       (189,427)
   Net increase (decrease) in time deposits              7,785,215     (2,334,479)    (4,022,493)
   Dividends paid                                         (330,360)      (210,533)      (150,380)
                                                         ---------     ----------     ----------

   Net cash provided by (used in)
     financing activities                                2,503,260     (3,371,872)     2,349,400
                                                         ---------     ----------     ----------

Net increase (decrease) in cash and cash equivalents     1,376,329       (654,305)        14,168
Cash and cash equivalents at beginning of year           3,542,341      4,196,646      4,182,478
                                                        ----------     ----------     ----------
Cash and cash equivalents at end of year                $4,918,670     $3,542,341     $4,196,646
                                                        ==========     ==========     ==========

Supplemental disclosures:
   Loans transferred to other real estate owned         $    8,000     $  190,000     $  246,532
   Loans originating from sales of other
     real estate owned                                      13,500        264,625        634,700
   Other real estate owned transferred to loans                                           47,700
   Investments transferred to held-for-sale
     securities                                                                        2,417,132
   Securities held-for-sale transferred to
     available-for-sale securities                                                     1,934,857
   Held-to-maturity securities transferred to
     available-for-sale securities                       1,389,021        468,862
   Interest paid                                         3,221,545      3,111,063      3,600,220
   Income taxes paid (received)                            679,143        229,001        (94,558)


        The accompanying notes are an integral part of these consolidated financial statements.

                        PEMI BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

NOTE 1 - NATURE OF OPERATIONS

Pemi Bancorp, Inc. (Company) is a New Hampshire corporation that was organized in 1985 to become the holding company of The Pemigewasset National Bank (Bank). The Company's primary activity is to act as the holding company for the Bank. The Bank is a federally chartered bank which was incorporated in 1881 and is headquartered in Plymouth, New Hampshire. The Bank operates its business from five banking offices located in New Hampshire. The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits in residential and real estate loans, and in consumer and small business loans.

NOTE 2 - ACCOUNTING POLICIES

The accounting and reporting policies of the Company and its subsidiary conform to generally accepted accounting principles and predominant practices within the banking industry. The consolidated financial statements of the Company were prepared using the accrual basis of accounting. The significant accounting policies of the Company and its subsidiary are summarized below to assist the reader in better understanding the financial statements and other data contained herein.

          PERVASIVENESS OF ESTIMATES:

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

          BASIS OF PRESENTATION:

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. All significant intercompany accounts and transactions have been eliminated in the consolidation.

          CASH AND CASH EQUIVALENTS:

          For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items, Federal Home Loan Bank overnight deposits and demand deposits due from banks.

          INVESTMENT SECURITIES, IN GENERAL:

          Investments in debt securities are adjusted for amortization of premiums and accretion of discounts computed on the straight-line method which has substantially the same effect as using the interest method. Gains or losses on sales of investment securities are computed on a specific identification basis.

INVESTMENT SECURITIES, AFTER THE ADOPTION OF SFAS NO. 115:

As of December 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). The Statement establishes standards of financial accounting and reporting for investments in equity securities that have readily determinable fair values and all investments in debt securities. SFAS No. 115 requires that the Company classify debt and equity securities into one of three categories: held-to-maturity, available-for- sale, or trading. This security classification may be modified after acquisition only under certain specified conditions. In general, securities may be classified as held-to-maturity only if the Company has the positive intent and ability to hold them to maturity. Trading securities are defined as those bought and held principally for the purpose of selling them in the near term. All other securities must be classified as available-for-sale.

          -- Held-to-maturity securities are measured at amortized cost in the balance sheet. Unrealized holding gains and losses are not included in earnings or in a separate component of capital. They are merely disclosed in the notes to the financial statements.

          -- Available-for-sale securities are carried at fair value on the balance sheet. Unrealized holding gains and losses are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of capital until realized.

          -- Trading securities are carried at fair value on the balance sheet. Unrealized holding gains and losses for trading securities are included in earnings. As the Company had no trading securities as of December 31, 1993 there was no impact to the Company's earnings upon the adoption of the Statement.

INVESTMENT SECURITIES, PRIOR TO THE ADOPTION OF SFAS NO. 115:

Investments in debt securities are those securities which the Company has the ability and intent to hold to maturity.

LOANS:

Interest on loans is generally recognized on a simple interest basis. Interest on loans is generally not accrued when loans become 90 days or more overdue.

Loan origination and commitment fees and certain direct origination costs are deferred, and the net amount amortized as an adjustment of the related loan's yield. The Company is generally amortizing these amounts over the contractual life of the related loans.

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balances reduced by amounts due to borrowers on unadvanced loans, any charge-offs, the allowance for loan losses and net deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans.

Cash receipts of interest income on impaired loans is credited to principal to the extent necessary to eliminate doubt as to the collectibility of the net carrying amount of the loan. Some or all of the cash receipts of interest income on impaired loans is recognized as interest income if the remaining net carrying amount of the loan is deemed to be fully collectible. When recognition of interest income on an impaired loan on a cash basis is appropriate, the amount of income that is recognized is limited to that which would have been accrued on the net carrying amount of the loan at the contractual interest rate. Any cash interest payments received in excess of the limit and not applied to reduce the net carrying amount of the loan are recorded as recoveries of charge-offs until the charge-offs are fully recovered.

ALLOWANCE FOR POSSIBLE LOAN LOSSES:

An allowance is available for losses which may be incurred in the future on loans in the current portfolio. The allowance is increased by provisions charged to current operations and is decreased by loan losses, net of recoveries. The provision for loan losses is based on management's evaluation of current and anticipated economic conditions, changes in the character and size of the loan portfolio, and other indicators. The balance in the allowance for possible loan losses is considered adequate by management to absorb any reasonably foreseeable loan losses.

As of January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118. According to SFAS No. 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Statement requires that impaired loans be measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent.

The Statement is applicable to all loans, except large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value or at the lower of cost or fair value, leases, and convertible or nonconvertible debentures and bonds and other debt securities.

The financial statement impact of adopting the provisions of this Statement was not material.

PREMISES AND EQUIPMENT:

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Cost and related allowances for depreciation and amortization of premises and equipment retired or otherwise disposed of are removed from the respective accounts with any gain or loss included in income or expense. Depreciation and amortization are calculated principally on the straight-line method over the estimated useful lives of the assets.

OTHER REAL ESTATE OWNED AND IN-SUBSTANCE FORECLOSURES:

Other real estate owned includes properties acquired through foreclosure and properties classified as in-substance foreclosures in accordance with Financial Accounting Standards Board Statement No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring." These properties are carried at the lower of cost or estimated fair value less costs to sell. Any writedown from cost to estimated fair value required at the time of foreclosure or classification as in-substance foreclosure is charged to the allowance for possible loan losses. Expenses incurred in connection with maintaining these assets, subsequent writedowns and gains or losses recognized upon sale are included in other expense.

Beginning in 1995, in accordance with Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan," the Company classifies loans as in-substance repossessed or foreclosed if the Company receives physical possession of the debtor's assets regardless of whether formal foreclosure proceedings take place.

INCOME TAXES

Effective January 1, 1993, the Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled. As of the adoption date of this method, January 1, 1993, the Company's net deferred tax asset did not differ materially from such assets prior to adoption. Accordingly, the difference has not been reflected in the 1993 financial statements.

Prior to January 1, 1993, the Company recognized income taxes under the deferred method. Under this method, annual income tax expense was matched with pretax accounting income by providing deferred taxes at current tax rates for timing differences between income reported for accounting purposes and that reported for tax purposes.

FAIR VALUES OF FINANCIAL INSTRUMENTS:

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Company disclose estimated fair value for its financial instruments. Fair value methods and assumptions used by the Company in estimating its fair value disclosures are as follows:

Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and federal funds sold approximate those assets' fair values.

Securities (including mortgage-backed securities): Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans receivable: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest approximates its fair value.

Deposit liabilities: The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Off-balance sheet instruments: The fair value of commitments to originate loans is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments and the unadvanced portion of loans, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligation with the counterparties at the reporting date.

NOTE 3 - INVESTMENTS IN SECURITIES

Investments in available-for-sale securities are carried at fair value on the balance sheet and are summarized as follows as of December 31, 1995:

                                                                              Gross       Gross
                                                                Amortized   Unrealized  Unrealized
                                                                  Cost       Holding      Holding      Fair
                                                                  Basis       Gains       Losses       Value
                                                                ----------   -------     --------    ----------
Debt securities issued by the U.S. Treasury and other
   U.S. government corporations and agencies                    $1,009,035   $ 2,528     $           $1,011,563
Debt securities issued by states of the United States and
   political subdivisions of the states                          2,032,067    34,429      10,950      2,055,546
Mortgage-backed securities                                       5,093,654    11,789      59,075      5,046,368
                                                                ----------   -------     -------     ----------
                                                                $8,134,756   $48,746     $70,025     $8,113,477
                                                                ==========   =======     =======     ==========


Information about the contractual maturities of investments in debt securities classified as available-for-sale is summarized as follows as of December 31, 1995:

                                                 Amortized
                                                   Cost                 Fair
                                                   Basis                Value
                                                 ----------           ----------
Debt securities other than mortgage-backed
     securities:
   Due within one year                           $  502,662           $  502,813
   Due after one year through five years            506,373              508,750
   Due after five years through ten years         1,028,062            1,042,905
   Due after ten years                            1,004,005            1,012,641
Mortgage-backed securities                        5,093,654            5,046,368
                                                 ----------           ----------
                                                 $8,134,756           $8,113,477
                                                 ==========           ==========


There were no sales of available-for-sale or held-to-maturity securities during 1995.

In 1995, the Bank transferred at fair value certain debt securities from securities classified as held-to-maturity to securities classified as available-for-sale. The unrealized holding loss of $16,480 ($26,850 less tax effect of $10,370) at the date of transfer has been recognized as a separate component of shareholders' equity. The transfer was a result of a reassessment of the appropriateness of the classification of all securities held at December 31, 1995. In accordance with a Special Report of the Financial Accounting Standards Board regarding SFAS No. 115 this transfer will not call into question the intent of the Bank to hold other debt securities to maturity in the future.

Investments in available-for-sale securities are carried at fair value on the balance sheet and are summarized as follows as of December 31, 1994:

                                             Gross       Gross
                              Amortized    Unrealized  Unrealized
                                Cost        Holding     Holding      Fair
                                Basis        Gains      Losses       Value
                              ----------     ----      --------     ----------
Mortgage-backed securities    $1,597,292     $253      $121,306     $1,476,239
                              ==========     ====      ========     ==========


There were no sales of available-for-sale securities during 1994.

The adoption of SFAS No. 115 was as of December 31, 1993, and therefore there are no sales of investments in available-for-sale securities to report for 1993.

The adoption of SFAS No. 115 as of December 31, 1993 had the following effect on the consolidated financial statements for the year ended December 31, 1993:

Addition to stockholders' equity:
   Net unrealized holding gain on available-for-sale securities           $2,436
   Less tax effect                                                           941
                                                                          ------
                                                                          $1,495
                                                                          ======


Investments in held-to-maturity securities are carried at amortized cost on the balance sheet and are summarized as follows as of December 31, 1995:


                                                                               Gross       Gross
                                                                Amortized    Unrealized  Unrealized
                                                                  Cost        Holding     Holding         Fair
                                                                  Basis        Gains       Losses         Value
                                                              -----------     -------     --------     -----------
Debt securities issued by the U.S. Treasury and other
   U.S. government corporations and agencies                  $ 1,301,634     $ 7,167     $  2,504     $ 1,306,297
Debt securities issued by states of the United States and
   political subdivisions of the states                         1,717,256      52,642                    1,769,898
Mortgage-backed securities                                     11,980,920      31,463      162,314      11,850,069
                                                              -----------     -------     --------     -----------
                                                              $14,999,810     $91,272     $164,818     $14,926,264
                                                              ===========     =======     ========     ===========


Information about the contractual maturities of investments in debt securities classified as held-to-maturity is summarized as follows as of December 31, 1995:

                                                         Amortized
                                                           Cost         Fair
                                                           Basis        Value
                                                        -----------  -----------
Debt securities other than mortgage-backed securities:
   Due within one year                                  $   675,206  $   674,195
   Due after one year through five years                  2,343,684    2,402,000
Mortgage-backed securities                               11,980,920   11,850,069
                                                        -----------  -----------
                                                        $14,999,810  $14,926,264
                                                        ===========  ===========

Investments in held-to-maturity securities are carried at amortized cost on the balance sheet and are summarized as follows as of December 31, 1994:

                                                                          Gross        Gross
                                                         Amortized     Unrealized   Unrealized
                                                           Cost          Holding      Holding       Fair
                                                           Basis          Gains       Losses       Value
                                                        -----------      -------    ----------   -----------
Debt securities issued by the U.S. Treasury and other
   U.S. government corporations and agencies            $ 2,004,911      $ 2,461    $   56,060   $ 1,951,312
Debt securities issued by states of the United States
   and political subdivisions of the states               2,340,805       36,246        32,568     2,344,483
Mortgage-backed securities                               13,179,467        5,221       940,627    12,244,061
                                                        -----------      -------    ----------   -----------
                                                        $17,525,183      $43,928    $1,029,255   $16,539,856
                                                        ===========      =======    ==========   ===========

During 1994, the amortized cost of a security held-to-maturity that was transferred to available-for-sale at fair value amounted to $468,862, and the related unrealized loss amounted to $69,165. Such security was transferred as a result of the Company's understanding that there was a significant deterioration in the issuer's creditworthiness.

There were no securities of issuers whose aggregate carrying amount exceeded 10% of stockholders' equity as of December 31, 1995.

A total par value of $1,144,343 and $1,221,571 of debt securities was pledged to secure treasury tax and loan, deposits and office of U. S. Trustees (Bankruptcy courts) as of December 31, 1995 and 1994, respectively.

NOTE 4 - INVESTMENT SECURITIES, PRIOR TO THE ADOPTION OF SFAS NO. 115

Proceeds from sales of investments in debt securities during 1993 were $977,943. Gross gains of $10,860 and gross losses of $6,050 were realized on those sales.

NOTE 5 - LOANS

Loans consisted of the following as of December 31:

                                                        1995            1994
                                                    -----------     ------------
Commercial, financial and agricultural              $12,362,986     $13,426,227
Real estate - construction and land development         363,295         516,666
Real estate - residential                            50,126,739      51,613,308
Real estate - commercial                             11,705,038      14,349,264
Consumer                                              6,081,178       4,994,269
Obligations of states and political subdivisions      1,054,165         874,329
Other                                                    15,824          19,857
                                                    -----------     ------------
                                                     81,709,225      85,793,920
Allowance for possible loan losses                   (1,359,979)     (1,566,919)
Unearned income                                        (262,204)       (295,851)
                                                    -----------     ------------
           Net loans                                $80,087,042     $83,931,150
                                                    ===========     ===========

Information with respect to nonaccrual and past due loans is as follows as of December 31:

                                                          1995             1994
                                                        --------        --------
Nonaccrual loans                                        $495,705        $640,375
Accruing loans past due 90 days or more                   45,598         187,002
                                                        --------        --------
                                                        $541,303        $827,377
                                                        ========        ========


The amount of interest income recorded during 1995, 1994 and 1993 on nonaccrual loans outstanding at December 31, 1995, 1994 and 1993 amounted to $22,470, $50,246 and $6,833, respectively. Had these loans performed under their original terms, the amount recorded would have been $70,303, $89,782 and $27,270 in 1995, 1994 and 1993, respectively.

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during 1995. Total loans to such persons and their companies amounted to $402,310 as of December 31, 1995 and $527,273 as of December 31, 1994. During the year ended December 31, 1995, advances totaled $117,645 and repayments totaled $242,608.

Changes in the allowance for possible loan losses were as follows for the years ended December 31:

                                          1995          1994          1993
                                       ----------    ----------    ----------
Balance at beginning of period         $1,566,919    $1,730,493    $1,741,356
Loans charged off                        (374,406)     (448,352)     (255,558)
Provision for loan losses                 112,500       120,000       180,000
Recoveries of loans previously
charged off                                54,966       164,778        64,695
                                       ----------      --------     ---------
Balance at end of period               $1,359,979    $1,566,919    $1,730,493
                                       ==========    ==========    ==========


Information about loans that meet the definition of an impaired loan in Statement of Financial Accounting Standards No. 114 is as follows as of December 31, 1995:

                                                     Recorded        Related
                                                    Investment      Allowance
                                                    In Impaired     For Credit
                                                      Loans           Losses
                                                     --------        -------
Loans for which there is a related allowance
   for credit losses                                 $211,076        $22,691

Loans for which there is no related allowance
   for credit losses                                  413,366
                                                     --------        -------

           Totals                                    $624,442        $22,691
                                                     ========        =======

Average recorded investment in impaired loans
   during the year ended December 31, 1995           $728,973
                                                     ========

Related amount of interest income recognized during the time, in the year ended
   December 31, 1995, that the loans were impaired

           Total recognized                          $      0
                                                     ========
           Amount recognized using a cash-basis
              method of accounting                   $      0
                                                     ========


NOTE 6 - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment as of December 31:

                                                     1995             1994
                                                 -----------      -----------
Land                                             $   409,251      $   409,251
Buildings                                          3,061,241        3,061,241
Furniture and equipment                            1,992,390        1,744,386
                                                 -----------      -----------
                                                   5,462,882        5,214,878
Accumulated depreciation and amortization         (1,981,496)      (1,664,091)
                                                 -----------      -----------
                                                 $ 3,481,386      $ 3,550,787
                                                 ===========      ===========

Depreciation and amortization expense amounted to $317,405, $284,257 and $286,721 for the years ended December 31, 1995, 1994 and 1993, respectively.

NOTE 7 - DEPOSITS

Deposits consisted of the following as of December 31:

                                                         1995            1994
                                                     -----------     -----------
Demand                                               $14,023,174     $13,653,137
Regular savings                                       12,938,174      13,737,830
NOW accounts                                          13,918,032      13,550,150
Money market accounts                                 14,077,165      17,150,023
Time deposits, $100,000 and over                       4,889,539       3,573,051
Other time deposits                                   36,570,133      30,101,406
                                                     -----------     -----------
                                                     $96,416,217     $91,765,597
                                                     ===========     ===========

Interest on deposits classified by type is as follows for the years ended December 31:

                                          1995            1994           1993
                                       ----------      ----------     ----------
Regular savings                        $  365,854      $  361,663     $  386,322
NOW accounts                              197,080         199,205        229,185
Money market accounts                     429,566         513,192        602,658
Time deposits                           2,086,819       1,554,359      1,767,772
                                       ----------     -----------    -----------
                                       $3,079,319      $2,628,419     $2,985,937
                                       ==========     ===========    ===========


NOTE 8 - SHORT-TERM BORROWINGS

The Company engages in certain borrowing agreements throughout the year. These are ordinary consequences of bank business and are generally composed of two types. Federal funds purchased represent daily transactions which the Company uses to manage its funds and liquidity position to comply with regulatory requirements. Interest rates fluctuate daily reflecting existing market conditions. Federal Home Loan Bank advances represent borrowings from the Federal Home Loan Bank. The components of these borrowings and the respective weighted average interest rate were as follows as of December 31:

                                   1995                             1994
                        ------------------------          ----------------------
                                         Interest                       Interest
                          Amount          Rate            Amount          Rate
                         ----------       -----           ------          ----
Federal Home Loan
  Bank advances          $7,000,000       6.09%           $3,500,000      6.29%
                         ==========                       ==========


Information relating to average borrowings, interest paid and average rates paid during 1995, 1994 and 1993 are as follows:

                                            1995            1994         1993
                                         ----------       --------    ----------
Average borrowings:
   Federal funds purchased               $   49,315       $ 95,890       272,329
   Federal Home Loan Bank advances        7,152,482        866,526       760,663
                                         ----------       --------    ----------
                                         $7,201,797       $962,416    $1,032,992
                                         ==========       ========    ==========
Interest paid:
   Federal funds purchased               $    3,233       $  4,753    $   13,234
   Federal Home Loan Bank advances          448,207         42,610        11,549
                                         ----------       --------    ----------
                                         $  451,440       $ 47,363    $   24,783
                                         ==========       ========    ==========

                                         1995             1994        1993
                                         ----             ----        ----
Average borrowing rates:
   Federal funds purchased               6.56%            4.96%       4.86%
   Federal Home Loan Bank advances       6.27             4.92        1.52
Weighted average                         6.27             4.92        2.40


The average interest rate was arrived at by dividing the actual interest expense related to the borrowing by the average daily balance of the outstanding borrowings.

                                                     1995          1994           1993
                                                 -----------    ----------     ---------
Maximum amount outstanding at any month's end:
   Federal funds purchased                       $   500,000    $  900,000     $1,800,000
   Federal Home Loan Bank advances                 8,500,000     3,500,000      1,999,999


NOTE 9 - LONG-TERM BORROWINGS

Long-term borrowings consisted of the following amounts borrowed from the Federal Home Loan Bank of Boston as of December 31, 1995:

                                                                        INTEREST
                       MATURITY DATE                AMOUNT               RATE
                  -----------------------          --------             --------
                  July 23, 1997                    $ 71,000             6.00%
                  September 16, 1997                 58,225             6.75
                  November 4, 1997                   68,000             6.26
                  March 31, 1998                     40,800             5.40
                  April 9, 1998                      54,000             5.35
                  July 30, 1998                      62,900             5.29
                  September 10, 1998                 54,000             4.86
                  September 27, 1999                 37,600             7.42
                  September 28, 1999                 45,000             7.44
                                                   --------
                                                   $491,525
                                                   ========

Interest expense on long-term borrowings was $162,468, $376,319 and $254,523 for the years ended December 31, 1995, 1994 and 1993, respectively.

NOTE 10 - INCOME TAXES

As discussed in Note 2, effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

The components of income tax expense are as follows for the years ended December 31:

                                     1995            1994           1993
                                   --------        --------       --------
Current:
   Federal                         $431,000        $349,233       $159,889
   State                             88,000          50,198         11,977
                                   --------        --------       --------
                                    519,000         399,431        171,866
                                   --------        --------       --------
Deferred:
   Federal                           90,269         124,262         50,495
   State                             18,431          28,723         12,023
   Adjustment to the deferred
     asset due to change in
     New Hampshire tax laws                                       (102,970)
                                   --------        --------       --------
                                    108,700         152,985        (40,452)
                                   --------        --------       --------
Total income tax expense           $627,700        $552,416       $131,414
                                   ========        ========       ========


The following reconciles the income tax provision from the statutory rate to the amount reported in the consolidated statements of income for the years ended December 31:

                                                            % OF                 % OF                  % OF
                                                 1995      INCOME    1994       INCOME      1993      INCOME
                                               --------    ------  --------     ------    --------    ------

Federal income tax at statutory rate           $647,022    34.0%   $579,156     34.0%     $327,000     34.0%
Increase (decrease) in tax resulting from:
   Tax-exempt income                            (97,872)   (5.1)    (97,437)    (5.7)     (117,370)   (12.2)
   Unallowable expenses                          10,954      .6       9,758       .6        11,899      1.2
   Other, net                                     9,516      .5       8,851       .5        (2,985)     (.3)
State tax, net of federal tax benefit            58,080     3.0      52,088      3.0        15,840      1.6
Adjustment due to change in method of
   calculating New Hampshire business
   profits tax                                                                            (102,970)   (10.7)
                                               --------    ----    --------     ----      --------     ----
                                               $627,700    33.0%   $552,416     32.4%     $131,414     13.6%
                                               ========    ====    ========     ====      ========     ====


The major components of deferred income tax expense (benefit) attributable to income are as follows for the years ended December 31:

                                                     1995              1994
                                                   --------          --------
Other real estate owned                            $ (7,800)         $ 29,778
Deferred origination fees                            19,231             3,534
Nonaccrual loans                                    (14,726)           (6,707)
Provision for loan losses                            60,449            78,833
Accelerated depreciation                             12,730            23,783
Pension expense                                      44,463            23,764
Other, net                                           (5,647)
                                                   --------          --------
                                                   $108,700          $152,985
                                                   ========          ========

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of December 31:

                                                 1995             1994
                                               --------         --------
Deferred tax assets:
   Allowance for loan losses                   $379,099         $439,548
   Loan origination fees                         96,151          115,382
   Nonaccrual loans                              30,326           15,600
   Pension                                                        27,910
   Other real estate owned valuation              7,800
   Net unrealized holding loss on
     available-for-sale securities                8,218           46,751
   Other, net                                     5,647
                                                -------          -------
     Gross deferred tax asset                   527,241          645,191
                                                -------          -------


Deferred tax liabilities:
   Depreciation                                (115,916)        (103,186)
   Pension                                      (16,553)
                                               --------         --------
     Gross deferred tax liability              (132,469)        (103,186)
                                               --------         --------
Net deferred tax asset                         $394,772         $542,005
                                               ========         ========


Deferred tax assets as of December 31, 1995 and 1994 have not been reduced by a valuation allowance because management believes that it is more likely than not that the full amount of deferred tax assets will be realized.

As of December 31, 1995, the Company had no operating loss and tax credit carryovers for tax purposes.

NOTE 11 - EMPLOYEE BENEFITS

The Company has a qualified defined benefit pension plan covering substantially all of its employees who meet certain eligibility requirements. The benefit provision of the plan is 50% of monthly compensation reduced by 1/20 for each year of service less than 20 years.

The following table sets forth the funded status of the plan and amounts recognized in the Company's balance sheet as of December 31:

                                                                     1995          1994
                                                                 -----------   -----------
Actuarial present value of benefit obligations:
   Accumulated benefit obligation (including vested benefits of
   $1,092,112 and $754,529, respectively)                        $ 1,108,148   $   909,955
                                                                 -----------   -----------
   Projected benefit obligation for services rendered to date    $(1,394,760)  $(1,033,316)

   Plan assets at fair value, primarily invested in individual
   life insurance policies and investments                         1,525,046     1,093,743
                                                                 -----------   -----------

   Plan assets greater than projected benefit obligation             130,286        60,427

   Unrecognized net transition asset                                 (32,938)      (37,055)

   Unrecognized net gain                                             (54,905)      (94,936)
                                                                 -----------   -----------

   Prepaid (accrued) pension cost included in other assets or
     other liabilities on the balance sheets                     $    42,443   $   (71,564)
                                                                 ===========   ===========


Net periodic pension cost included the following components for the years ended December 31:

                                                    1995          1994        1993
                                                  ---------     --------     -------
Service cost-benefits earned during the period    $  80,997     $ 72,773     $81,743
Interest cost on projected benefit obligation        82,665       91,875      80,381
Actual return on plan assets                       (254,441)      34,815     (82,679)
Net amortization and deferral                       162,825     (122,656)      6,834
                                                  ---------      -------     -------
Net periodic pension cost                         $  72,046     $ 76,807     $86,279
                                                  =========     ========     =======


The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 8.0% and 4.0%. The expected long-term rate of return on assets was 8.0%.

NOTE 12 - FINANCIAL INSTRUMENTS

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate loans, standby letters of credit and unadvanced funds on loans. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on- balance sheet instruments.

Commitments to originate loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies, but may include secured interests in mortgages, accounts receivable, inventory, property, plant and equipment and income-producing properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Of the total standby letters of credit outstanding as of December 31, 1995, $37,138 are secured by deposit accounts held by the Bank.

The provisions of Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments," as amended by SFAS No. 119, became effective for the Company as of December 31, 1995.

The new disclosures are the estimated fair values of the Company's financial instruments, all of which are held or issued for purposes other than trading, which were as follows as of December 31, 1995:

                                           Carrying              Fair
                                            Amount               Value
Financial assets:                           ------               -----
   Cash and cash equivalents            $  4,918,670        $  4,918,670
   Federal funds sold                      3,300,000           3,300,000
   Available-for-sale securities           8,113,477           8,113,477
   Held-to-maturity securities            14,999,810          14,926,264
   Federal Reserve Bank stock                 80,250              80,250
   Federal Home Loan Bank stock              739,600             739,600
   Loans                                  80,087,042          80,678,000
   Accrued interest receivable               855,135             855,135

Financial liabilities:
   Deposits                               96,416,217          96,672,000
   Short-term borrowings                   7,000,000           7,007,000
   Long-term borrowings                      491,525             497,000

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheet under the indicated captions.

Notional amounts of financial instrument liabilities with off-balance sheet credit risk are as follows as of December 31:

                                                         1995            1994
                                                     ----------      ----------
Commitments to originate loans                       $1,152,100      $1,045,800
Standby letters of credit                               141,656         140,029
Unadvanced portions of commercial real estate loans      47,526          93,420
Unadvanced portions of home equity loans                405,661         356,705
Unadvanced portions of commercial lines of credit     5,771,961       5,977,954


There is no material difference between the notional amount and the estimated fair value of the off-balance sheet liabilities as of December 31, 1995.

The Company has no derivative financial instruments subject to the provisions of SFAS No. 119 "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments."

NOTE 13 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

Most of the Company's business activity is with customers located within the state. There are no concentrations of credit to borrowers that have similar economic characteristics. The majority of the Company's loan portfolio is comprised of loans collateralized by real estate located in the state of New Hampshire.

NOTE 14 - EARNINGS PER SHARE

Earnings per share for 1995, 1994 and 1993 were calculated using the weighted average number of shares outstanding during those periods. For 1995, 1994 and 1993 earnings per share calculations, the weighted average number of shares outstanding were 691,188, 751,020 and 751,901, respectively.

NOTE 15 - REGULATORY MATTERS

The Bank, as a National Bank is subject to the dividend restrictions set forth by the Comptroller of the Currency. Under such restrictions, the Bank may not, without the prior approval of the Comptroller of the Currency, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years. The dividends, as of December 31, 1995 that the Bank could declare, without the approval of the Comptroller of the Currency, amounted to approximately $2,222,471.

Bank regulators have established Risk Based and Leverage Capital requirements that establish the minimum level of capital. Under the requirements a minimum level of capital will vary among banks based on safety and soundness of operations. As of December 31, 1995 the minimum regulatory capital level for Risk Based Capital was 4% for Tier 1 capital, 8% for total capital and Leverage Capital was 4%. As of December 31, 1995 the actual Risk Based Capital of the Pemigewasset National Bank was 16.38% for Tier 1 and 17.75% for total capital and the Leverage Capital was 9.68%.

NOTE 16 - RECLASSIFICATION

Certain amounts in the prior year have been reclassified to be consistent with the current year's statement presentation.

NOTE 17 - PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following financial statements are for Pemi Bancorp, Inc. (Parent Company
Only) and should be read in conjunction with the consolidated financial statements of Pemi Bancorp, Inc. and Subsidiary.

                                                 PEMI BANCORP, INC.
                                               (Parent Company Only)

                                                  BALANCE SHEETS

                                            DECEMBER 31, 1995 AND 1994


ASSETS                                                                               1995            1994
- - ------                                                                            -----------    -----------
Cash                                                                              $   302,345    $   164,803
Investment in subsidiary                                                           11,344,568     10,554,920
Other assets                                                                            2,593        240,608
                                                                                  -----------    -----------
                                                                                  $11,649,506    $10,960,331
                                                                                  ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities                                                                 $   255,448    $   240,608
                                                                                  -----------    -----------
Stockholders' equity:
   Common stock, par value $1.00 per share; authorized 2,000,000 shares; issued
     751,901 shares; outstanding 690,401 shares in 1995 and
     722,101 in 1994                                                                  751,901        751,901
   Paid-in capital                                                                  2,384,329      2,384,329
   Retained earnings                                                                8,885,889      7,955,795
   Treasury stock, at cost (61,500 shares in 1995 and 29,800 shares in 1994)         (615,000)      (298,000)
   Net unrealized holding loss on available-for-sale securities                       (13,061)       (74,302)
                                                                                  -----------    -----------
           Total stockholders' equity                                              11,394,058     10,719,723
                                                                                  -----------    -----------
                                                                                  $11,649,506    $10,960,331
                                                                                  ===========    ===========

                                                PEMI BANCORP, INC.
                                               (Parent Company Only)

                                               STATEMENTS OF INCOME

                                   YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                         1995             1994          1993
                                                                      ----------       ----------     --------

Dividends from subsidiary                                             $  547,201       $  300,761     $187,975
Management fee income                                                     20,840           37,492       39,668
                                                                      ----------       ----------     --------
                                                                         568,041          338,253      227,643
                                                                      ----------       ----------     --------
General and administrative expense                                        21,154           37,492       39,668
                                                                      ----------       ----------     --------
Income before equity in undistributed net income of subsidiary           546,887          300,761      187,975
Equity in undistributed net income of subsidiary                         728,407          850,221      643,843
                                                                      ----------       ----------     --------
           Net income                                                 $1,275,294       $1,150,982     $831,818
                                                                      ==========       ==========     ========


                                                PEMI BANCORP, INC.
                                               (Parent Company Only)

                                             STATEMENTS OF CASH FLOWS

                                   YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                      1995            1994          1993
                                                                   -----------    -----------     --------

Cash flows from operating activities:
   Net income                                                       $1,275,294     $1,150,982     $831,818
   Adjustments to reconcile net income to net cash provided by operating activities:
       (Increase) decrease in accrued dividend receivable              238,015        (90,228)     (37,595)
       Undistributed net income of subsidiary                         (728,407)      (850,221)    (643,843)
                                                                    ----------      ----------    --------

   Net cash provided by operating activities                           784,902        210,533      150,380
                                                                    ----------      ----------    --------

Cash flows from financing activities:
   Purchases of treasury stock                                        (317,000)      (298,000)
   Dividends paid                                                     (330,360)      (210,533)    (150,380)
                                                                    ----------      ---------     --------

   Net cash used in financing activities                              (647,360)      (508,533)    (150,380)
                                                                    ----------      ---------     --------

Net increase (decrease) in cash and cash equivalents                   137,542       (298,000)
Cash and cash equivalents at beginning of year                         164,803        462,803      462,803
                                                                    ----------      ---------     --------
Cash and cash equivalents at end of year                            $  302,345      $ 164,803     $462,803
                                                                    ==========      =========     ========


The Parent Company Only Statements of Changes in Stockholders' Equity are identical to the Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1995, 1994 and 1993, and therefore are not reprinted here.

                   ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company had no disagreements with its independent accountants on accounting and financial disclosure matters.

                                    PART III

          ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company (or where so indicated, the Bank) are as follows:

                                                    POSITION(S) WITH
 NAME                                  AGE          THE COMPANY
 ----                                  ---          -----------
Fletcher W. Adams                       59          President, Treasurer and
                                                    Chief Executive Officer
                                                    of the Company; President
                                                    and Chief Executive
                                                    Officer of the Bank;
                                                    Director

John P. Clark                           46          Director

Charles H. Clifford, Jr.                60          Director

James E. Currie                         72          Vice President and
                                                    Secretary of the Company;
                                                    Director

Robert M. Keating                       59          Director

John H. Noyes                           49          Director

Milton E. Pettengill                    69          Chairman of the Board;
                                                    Director

Keith L. Philbrick                      47          Chief Financial Officer

Ann M. Reever                           51          Director

Robert R. Sargeant                      44          Vice President and Senior
                                                    Loan Officer of the Bank

Dean H. Yeaton                          58          Director

- - ----------------
     With the exception of Mr. Keating (who is a director of Loon Mountain Recreation Corporation in Lincoln, New Hampshire) and Mr. Adams (who is a director of New Hampshire Electric Co-op located in Plymouth, New Hampshire), no director or executive officer holds a directorship in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

     Fletcher W. Adams has been a Director of the Company since it was organized in 1985. From 1985 until 1990, Mr. Adams was the Executive Vice President of the Company. In January, 1990, Mr. Adams became President and Chief Executive Officer of the Company. Mr. Adams is also the President, Chief Executive Officer and a director of the Bank. Mr. Adams joined the Bank as Executive Vice President in June of 1984. Prior to joining the Bank, Mr. Adams was the President of Adams Supermarket, Inc., a company which owned a supermarket. Mr. Adams has been a director of the Bank since 1973.

     John P. Clark has been a director of the Company and the Bank since April of 1991. Mr. Clark is the Executive Assistant to the President of Plymouth State College and has held his position with the College since 1985.

     Charles H. Clifford, Jr. has been a director of the Company since it was organized in 1985. Mr. Clifford has been a director of the Bank since 1980. Mr. Clifford is a partner in the business firm of Clifford-Nicol Printing.

     James E. Currie has been a director of the Company since it was organized in 1985. Prior to retiring in July of 1986, Mr. Currie was Vice President and Senior Loan Officer of the Bank. Mr. Currie is also a director of the Bank and has been a director since 1976.

     Robert M. Keating, an attorney, has been a director of the Company since it was organized in 1985. Mr. Keating is a Director of Loon Mt. Recreation Corporation in Lincoln, New Hampshire.

     John H. Noyes has been a director of the Company and the Bank since 1994. Mr. Noyes is the Treasurer of Noyes Insurance Agency, Inc. and since 1991 has served as President of Central Square Insurance, Inc.

     Milton E. Pettengill has been the President, Chief Executive Officer and a director of the Company since it was organized in 1985. In January of 1990, he became Chairman of the Company. Mr. Pettengill has been with the Bank since 1951. He has been an executive officer of the Bank since 1974, and a director of the Bank since 1973. Retiring in January of 1990, he now serves as Chairman of the Board.

     Keith L. Philbrick has been the Chief Financial Officer of the Bank since November 1994. From October 1980 through November 1994, Mr. Philbrick served as the Bank's senior mortgage officer. Mr. Philbrick has been with the Bank since 1970.

     Ann M. Reever has been a director of the Company since 1993. Mrs. Reever, a self-employed business manager, has been a member of the Pemi-Baker Regional School Board since 1989 and a Director of the Swift Water Girl Scout Council since 1991.

     Robert R. Sargeant has been the senior loan officer of the Bank since 1986. From 1980 to 1986, Mr. Sargeant served as the commercial and consumer loan officer of the Bank. Mr. Sargeant has been with the Bank since 1978.

     Dean H. Yeaton has been a director of the Company since 1986. Mr. Yeaton has been a director of the Bank since 1986. Mr. Yeaton is the President of Dean
H. Yeaton, Inc., and the President of Yeaton Oil Company.

                        ITEM 11 - EXECUTIVE COMPENSATION

     The following table sets forth for the fiscal years ended December 31, 1995, 1994 and 1993, respectively, the remuneration received by the President, Treasurer and Chief Executive Officer of the Company and Bank, respectively. No individual employed by the Bank or Company received more than $100,000 in compensation during fiscal years 1995, 1994 and 1993, respectively.


                           SUMMARY COMPENSATION TABLE
NAME AND
PRINCIPAL POSITION                YEAR        SALARY              BONUS
- - ------------------                -------------------------------------
Fletcher W. Adams                 1995        $93,600 (1)         $1,830 (2)
President, Treasurer and          1994        $87,100 (1)         $1,715 (3)
Chief Executive Officer of        1993        $82,800 (1)         $  100 (4)
the Company and the Bank
- - --------------
(1) Includes salary and monthly fee received for attendance at Board of Directors Meetings of the Bank and Company.

(2) This amount includes a bonus of $1,730 equal to one week of salary. Every full time employee of the Bank with seniority of one year or more received a year end bonus equivalent to one week of salary. This amount also includes a $100 Christmas bonus received by each full-time employee of the Bank with seniority of one year or more.

(3) This amount includes a bonus of $1,615 equal to one week of salary. Every full time employee of the Bank with seniority of one year or more received a year end bonus equivalent to one week of salary. This amount also includes a $100 Christmas bonus received by each full-time employee of the Bank with seniority of one year or more.

(4) This amount represents a $100 Christmas bonus received by each full-time employee of the Bank with seniority of one year or more.

     In addition to the cash compensation paid to the executive officer of the Company and the Bank, the executive officer received group life, health, hospitalization and medical reimbursement insurance coverage. However, these plans do not discriminate in scope, terms, or operation, in favor of officers of the Company and the Bank and are available generally to all full-time employees.

EMPLOYMENT CONTRACTS

     There are no employment agreements with any employees of the Company or Bank.

PENSION PLAN

     The Bank has a qualified pension plan covering substantially all of its employees meeting certain eligibility requirements. Benefits paid under this plan are based on fifty percent (50%) of monthly compensation reduced by 1/20 for each year of service less than twenty (20) years.

COMPENSATION OF DIRECTORS

     The Directors of the Company and the Bank receive $300 for each Board of Directors meeting they attend except for the Chairman of the Board of Directors who receives $450 for each Board of Directors meeting he attends. In addition, members of various Board of Director's Committees receive a fee of $150 per committee meeting attended.

                     ITEM 12 - SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

     The following table includes certain information as of March 15, 1996 regarding the principal stockholders of the Company. With the exception of the stockholders listed below, the Company is not aware of any beneficial owner of five percent (5%) or more of the Company's Common Stock.

NAME AND ADDRESS OF                     AMOUNT OF SHARES         PERCENT
BENEFICIAL OWNER                        BENEFICIALLY OWNED*      OF CLASS
- - ----------------                        -------------------      --------

American Global Insurance Co.                43,200                6.26%
c/o Fiduciary Trust Co. Int.
Two World Trade Center
New York, NY 10048

Fletcher W. Adams                            57,927                8.39%
President, Treasurer and
Chief Executive Officer
of the Company, Director
- - ------------------
* Percentages are based upon the 690,401 shares of Common Stock outstanding as of March 15, 1996. The definition of a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares voting power or investment power with respect to such security.

                                    DIRECTORS

         The following table includes certain share ownership and biographical information as of March 15, 1996 regarding each director of the Company and share ownership of all directors and executive officers as a group:

                         DIRECTOR OF
                         PEMI BANCORP,     SHARES OF
NAME,                    INC. SINCE AND    COMMON STOCK
TITLE AND                (EXPIRATION       BENEFICIALLY
(PRINCIPAL               DATE OF           OWNED AS OF          PERCENTAGE
OCCUPATION)       AGE    CURRENT TERM)     MARCH 15, 1996(1)    OF CLASS
- - -----------       ---    -------------     -----------------    --------

Fletcher W.
 Adams            59        1985;            57,927(2)           8.39%
Director;                  (1998)
(President,
Treasurer, and
Chief Executive
Officer of the
Company)

John P.
 Clark            46        1991;             1,700(3)            .25%
Director;                  (1997)
(Executive
Assistant to
the President
of Plymouth
State College)

Charles H.
 Clifford, Jr.    60        1985;             2,400(4)            .35%
Director;                  (1998)
(President of
Clifford-Nicol
Printing, Inc.)

James E.
 Currie           72        1985;             4,600(5)            .67%
Director;                  (1997)
(Vice President
and Secretary of
the Company)

- - ---------------
Footnotes follow table

                         DIRECTOR OF
                         PEMI BANCORP,     SHARES OF
NAME,                    INC. SINCE AND    COMMON STOCK
TITLE AND                (EXPIRATION       BENEFICIALLY
(PRINCIPAL               DATE OF           OWNED AS OF          PERCENTAGE
OCCUPATION)       AGE    CURRENT TERM)     MARCH 15, 1996(1)    OF CLASS
- - -----------       ---    -------------     -----------------    --------
Robert M.
 Keating          59        1985;              4,940(6)            .71%
Director;                  (1996)
(Attorney at
Law
Director
Loon Mt. Recreation
Corp).


John H.
 Noyes            49        1994;              8,000(7)           1.16%
Director:                  (1998)
(Treasurer; Noyes
Insurance Agency,
Inc., President;
Central Square
Insurance, Inc.)

Milton E.
 Pettengill       69        1985;              8,800(8)           1.27%
Chairman of                (1997)
the Board of
Directors;
(Retired President
and Chief
Executive Officer
of the Company
and the Bank)

Ann M.            51        1993;              1,750(9)            .25%
 Reever                    (1996)
Director
(Self-employed
business manager
Member of Pemi-
Baker Regional
School Board,
Director of
Swift Water
Girl Scout
Council)
- - ------------------
Footnotes follow table

                         DIRECTOR OF
                         PEMI BANCORP,     SHARES OF
NAME,                    INC. SINCE AND    COMMON STOCK
TITLE AND                (EXPIRATION       BENEFICIALLY
(PRINCIPAL               DATE OF           OWNED AS OF          PERCENTAGE
OCCUPATION)       AGE    CURRENT TERM)     MARCH 15, 1996(1)    OF CLASS
- - -----------       ---    -------------     -----------------    --------
Dean H.
 Yeaton           58        1986;              3,850(10)           .56%
Director;                  (1996)
(President
Yeaton Oil Co,;
President Dean
H. Yeaton, Inc.)

All Directors (as a group                      93,967             13.61%
nine (9) individuals)                         =======             ======

- - --------------------

(1) Percentages are based upon the 690,401 shares of Common Stock outstanding as of March 15, 1996. The definition of beneficial owner includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares voting power or investment power with respect to such security.

(2) Includes 44,250 shares owned individually by Mr. Adams, 4,000 shares owned jointly with his wife, 1,700 shares owned by his son, and 1,700 shares owned by his daughter and 6,277 shares owned by an estate of which Mr. Adams is Trustee.

(3)  All shares owned individually by Mr. Clark.

(4)  All shares are owned individually by Mr. Clifford.

(5) Includes 2,400 shares owned individually by Mr. Currie and 2,200 shares owned jointly with his wife.

(6)  All shares are owned individually by Mr. Keating.

(7)  All shares owned individually by Mr. Noyes.

(8) Includes 1,000 shares owned individually by Mr. Pettengill and 7,800 shares owned jointly with his wife.

(9)  All shares are owned individually by Mrs. Reever.

(10) Includes 1,500 shares owned individually by Mr. Yeaton and 2,350 shares owned jointly with his wife.

            ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Some of the Directors and Executive Officers of the Company and companies or organizations with which they are associated, have had, and may have in the future, banking transactions with the Bank in the ordinary course of the Bank's business. As of December 31, 1995, the Bank had outstanding $402,310 in loans to Directors and Executive Officers of the Company and the Bank and immediate family members of such Executive Officers and Directors, which represents 3.53% of capital.

     Federal banking laws and regulations limit the aggregate amount of indebtedness of all insiders. Pursuant to such laws and regulations, banks may extend credit to executive officers, directors, principal stockholders or any related interest of such persons, if the extension of credit to such persons is in an amount that, when aggregated with the amount of all outstanding extensions of credit to such individuals, does not exceed the banks unimpaired capital and unimpaired surplus. As of December 31, 1995, the aggregate amount of extensions of credit to Bank insiders was well below this limit.

     All loans and commitments to loan to the Company's and Bank's Directors, Executive Officers and their associates are made on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with other persons and, in the opinion of Management, do not involve more than a normal risk of collection or, except as specified below, present other unfavorable features.

                                     PART IV

               ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                             AND REPORTS ON FORM 8-K
(a)

1.   Financial Statements

     The financial statements filed as part of this report are listed in the index appearing at Item 8.


2.   Financial Statement Schedules

     Schedules are omitted because they are not applicable.

3.   Exhibits

     Exhibit No.                       Description
     -----------                       -----------

     3.1-3.2 Restated and Amended Articles of Organization of the Registrant filed as Exhibits 3.1, to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1992, and are incorporated herein by reference.

     21 List of Subsidiaries of the Company is filed as Exhibit 21 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1994 and is incorporated herein by reference.

     27                                Financial Data Schedule

(b)  Reports on Form 8-K

     None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 29, 1996                            PEMI BANCORP, INC.



                                                By /s/ FLETCHER W. ADAMS
                                                  ------------------------------
                                                  Fletcher W. Adams
                                                  President, Treasurer and
                                                  Chief Executive Officer



Date: March 29, 1996                             By /s/ KEITH L. PHILBRICK
                                                   -----------------------
                                                   Keith L. Philbrick
                                                   Chief Financial Officer


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

     The Company's Annual Report and Proxy Material will be furnished to the Company's Stockholders prior to the Annual Meeting and copies will be furnished to the Commission at that time.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                TITLE                              DATE
- - ----                                -----                              ----

 /s/ FLETCHER W. ADAMS              President, Treasurer,      March 29, 1996
- - --------------------------          Chief Executive
Fletcher W. Adams                   Officer and Director


                                    Director                   March 29, 1996
- - --------------------------
John P. Clark



/s/ CHARLES H. CLIFFORD, Jr.        Director                   March 29, 1996
- - --------------------------
Charles H. Clifford, Jr.



                                    Director                   March 29, 1995
- - --------------------------
James E. Currie



                                    Director                   March 29, 1996
- - --------------------------
Robert M. Keating



 /s/ JOHN H. NOYES                  Director                   March 29, 1996
- - --------------------------
John H. Noyes


                                   Director                   March 29, 1996
- - --------------------------
Milton E. Pettengill



 /s/ ANN M. REEVER                  Director                   March 29, 1996
- - --------------------------
Ann M. Reever



 /s/ DEAN H. YEATON                 Director                   March 29, 1996
- - --------------------------
Dean H. Yeaton