Form 10-Q
period 1996-03-31
PEMI BANCORP INC
filed 1996-05-14
CIK 768868

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


            [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934.

                For the quarterly period ended March 31, 1996
                Commission File Number 33-22807-B


                               PEMI BANCORP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  NEW HAMPSHIRE            02-0386832
         (State or other jurisdiction     (I.R.S. Employer
         incorporation or organization)    Identification No.)

                                   P.O. Box 29
                          PLYMOUTH, NEW HAMPSHIRE 03264
                     Address of principal executive offices

                                 (603) 536-3339
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports),and(2)has been subject to such filing requirements for the past ninety (90) days. YES [X] NO [ ]


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     690,401 shares of common stock are outstanding as of April 15, 1996.

                                      INDEX

                               PEMI BANCORP, INC.

PART I.  FINANCIAL INFORMATION                                         PAGE

Item 1.
         Financial Statements (Unaudited)
         Consolidated Balance Sheets at  March 31, 1996
         and December 31, 1995.................................          3

         Consolidated Statements of Income for the Three
         Months ended March 31,1996 and 1995...................          4

         Consolidated Statements of Cash Flows for the Three
         Months Ended March 31, 1996 and 1995..................          5

         Notes to Consolidated Financial Statements............          7
Item 2.
         Management's Discussion and Analysis of Financial
         Condition and  Results of Operations..................          8

PART II. OTHER INFORMATION

Item 1.
         Legal Proceedings.....................................          12

Item 2.
         Changes in Securities.................................          12

Item 3.
         Defaults Upon Senior Securities.......................          12

Item 4.
         Submission of Matters to a Vote of Security Holders...          12

Item 5.
         Other Information.....................................          12

Item 6.
         Exhibits and Reports on Form 8-K......................          12

         Signatures............................................          13

                               PEMI BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995
                                   (UNAUDITED)

                                                     3/31/96           12/31/95

ASSETS
Cash & due from banks                           $  2,991,688       $  4,918,185
Interest bearing deposits with
   other banks                                           567                485
                                                         ---                ---
   Total Cash & Cash Equivalents                   2,992,255          4,918,670
Securities held to maturity                       14,628,742         14,999,810
   (approximate market value of
    $14,127,110 and $14,926,264, respectively)
Securities available-for-sale                     13,881,608          8,113,477
   (listed at fair value)
FRB/FHLB Stock                                       819,850            819,850
Federal Funds Sold                                         0          3,300,000
Net loans                                         80,606,611         80,087,042
Other real estate owned                              256,701             61,701
Bank premises & equipment                          3,443,703          3,481,386
Other assets                                       1,692,085          1,540,581
                                                   ---------          ---------
Total Assets                                    $118,321,555       $117,322,517
                                                ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Demand                                       $ 11,657,441       $ 14,023,174
   Now & money market                             25,710,369         27,995,197
   Savings                                        14,320,014         12,938,174
   Time $100,000 & over                            5,235,199          4,889,539
   Other time                                     38,115,845         36,570,133
                                                  ----------         ----------
   Total Deposits                                 95,038,868         96,416,217
Short-term borrowings                              9,200,000          7,000,000
Long-term borrowings                                 491,525            491,525
Other liabilities                                  2,039,686          2,020,717
                                                   ---------          ---------
Total Liabilities                                106,770,079        105,928,459
Stockholders' Equity
   Common stock par value $1.00
   2,000,000 shares authorized
   751,901 issued and 690,401
   shares outstanding                                751,901            751,901
Additional paid in capital                         2,384,329          2,384,329
Retained earnings                                  9,179,793          8,885,889
Treasury stock, at cost (61,500 shares)             (615,000)          (615,000)
Unrealized gain/(loss)
   Securities available-for-sale,net                (149,547)           (13,061)
                                                    --------            -------
Total Stockholders' Equity                        11,551,476         11,394,058
                                                  ----------         ----------
Total Liabilities & Stockholders' Equity        $118,321,555       $117,322,517
                                                ============       ============

   The accompanying notes are an intergral part of these financial statements.

                               PEMI BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               THREE MONTHS ENDED MARCH 31, 1996 & MARCH 31, 1995
                                   (UNAUDITED)


                                                    Three  Months Ended
                                              March 31, 1996      March 31, 1995
Interest and dividend income:
   Interest and fees on loans                     $1,978,345         $1,949,817
   Interest on deposits in other banks                21,426                 89
   Interest on federal funds sold                     11,777              5,086
   Interest and dividends on securities
      US Government & agency securities               39,143             29,634
      State &municipal securities                     65,297             37,578
      Other securities                               306,715            244,705
                                                     -------            -------
Total interest & dividend income                  $2,422,703         $2,266,909

Interest Expense:
   Now & money market accounts                       144,932            160,319
   Savings deposits                                   88,121             89,467
   Time deposits $100,000 and over                    77,379             42,068
   Other time deposits                               551,033            365,391
   Short-term borrowing                              107,173             85,610
   Long-term borrowing                                 7,490             73,798
                                                       -----             ------
Total interest expense                               976,128            816,653
                                                     -------            -------
Net interest income                               $1,446,575         $1,450,256
Provisions for loan losses                            36,000             22,500
                                                      ------             ------
Net interest income after provision
   for loan losses                                $1,410,575         $1,427,756

Non interest income:
   Service charges deposit accounts               $  112,798         $  111,791
   Other services charges & fees                      35,746             51,616
   Security gains (losses)                                 0                  0
                                                          --                 --
Total non interest income                         $  148,544         $  163,407

Non interest expense:
   Salaries and wages                             $  463,917         $  443,642
   Pensions and other employee benefits              119,144            130,776
   Occupancy expense                                  92,653             90,319
   Furniture & equipment expense                     124,928            107,132
   Other operating expense                           323,074            305,389
                                                     -------            -------
Total non interest expense                        $1,123,716         $1,077,258
                                                  ----------         ----------

Income before income taxes                        $  435,403         $  513,905
                                                  ----------         ----------
Income taxes                                         141,500            174,850
                                                     -------            -------

Net income                                        $  293,903         $  339,055
                                                  ==========         ==========
Earnings per share based upon 690,401 shares      $     0.43         $     0.49

  The accompanying notes are an intergral part of these financial statements.

                               PEMI BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               THREE MONTHS ENDED MARCH 31, 1996 & MARCH 31, 1995


                                                       3/31/96          3/31/95
Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Interest received                                 $  2,344,755     $  2,247,759
Service charges and other income received              148,544          163,407
Interest paid                                         (800,111)        (797,805)
Cash paid to suppliers and employees                (1,006,337)        (997,422)
Income taxes (paid)                                    (48,055)        (200,193)
                                                       -------         --------
Net cash provided by operating activities          $   638,796     $    415,746

Cash flows from investing activities:
Proceeds from maturities of securities
   available-for-sale                                  180,933           49,877
Purchase of securities available-for-sale           (6,182,400)               0
Proceeds from maturities of securities
   held-to-maturity                                    350,068          506,297
Purchase of securities held-to-maturity                      0         (143,600)
Net (increase) in loans                               (718,431)      (1,322,523)
Capital expenditures                                   (45,259)         (51,320)
Recoveries of previously charged-off loans               6,477            3,804
(Decrease) increase in other liabilities               (24,777)          14,417
Decrease in federal funds sold                       3,300,000          800,000
Decrease in other assets                                   975              915
                                                           ---              ---
Net cash used in investing activities              $(3,132,414)     $  (142,133)

Cash flows from financing activities:
Purchase treasury stock                                      0         (317,000)
Net increase in demand, NOW, money market
   and savings accounts                             (3,268,721)      (4,494,706)
Net increase in certificates of deposit              1,891,372        1,386,430
Net increase in short-term borrowings                2,200,000        3,300,000
Dividends paid                                        (255,448)        (240,608)
                                                      --------         --------
Net cash provided by (used in)
   financing activities                            $   567,203      $  (365,884)

Net (decrease) in cash and cash
   equivalents                                      (1,926,415)         (92,271)

Cash and cash equivalents at beginning of year       4,918,670        3,542,341
                                                     ---------        ---------
Cash and cash equivalents at end of period           2,992,255        3,449,980

                           (Continued on next page)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued from previous page)


Reconciliation of net income to net cash             3/31/96          3/31/95
     provided by operating activities:

Net income                                         $293,903.00      $339,055.00

Adjustment to reconcile net income to net cash
   provided by operating activities:
Amortization, net of accretion of securities
   held-to-maturity                                  21,000.00        24,120.00
Amortization, net of accretion of securities
   available-for-sale                                10,974.00         1,764.00
Depreciation on bank premises and equipment          82,942.00        73,621.00
Provision for possible loan losses                   36,000.00        22,500.00
Decrease in deferred taxes                           17,550.00             0.00
Increase (decrease) in taxes payable                 75,895.00       (25,343.00)
(Increase) in interest receivable                   (71,308.00)      (42,709.00)
Increase in interest payable                        176,017.00        18,848.00
Increase in accrued expenses                         47,282.00        49,741.00
(Increase) in prepaid expenses                      (12,845.00)      (43,526.00)
(Decrease) in unearned income                       (38,614.00)       (2,325.00)
Total adjustments                                   344,893.00        76,691.00
                                                    ----------        ---------
Net cash provided by operating activities          $638,796.00      $415,746.00
                                                   ===========      ===========

  The accompanying notes are an intergral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 1996

1. Financial information furnished herein reflects all adjustments which are of a normal and recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results of operations for interim periods.

2. Results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the entire year.

3. Financial Statements for interim periods, by their very nature, require estimations which necessarily result in greater imprecision than those associated with annual financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

INTRODUCTION

     The following discussion and related consolidated financial statements include Pemi Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, the Pemigewasset National Bank (the "Bank").

FINANCIAL CONDITION

     Through the first three months of 1996, the Company's total net income decreased by $45,152 or 13.3% to $293,903 from $339,055, during the same period last year. This is primarily attributable to increased net interest expense on time deposits.

     The Company's total assets increased less than one percent to $118,321,555 at March 31, 1996 as compared to $117,322,517 at December 31, 1995.
Federal Funds Sold decreased from $3,300,000 at December 31, 1995 to $0 at March 31, 1996. Cash and Cash Equivalents decreased from $4,918,670 to $2,992,255 during the period, while Securities Available-for-Sale increased from $8,113,477 to $13,881,608. During this period, net loans increased .65% or $519,569 to $80,606,611 at March 31, 1996 as compared with $80,087,042 at December 31, 1995, reflecting a slight increase in loan demand.

     For the first three months of 1996 the Bank's Provisions to the Allowance for Loan and Lease Losses (ALLL) amounted to $36,000 compared to $22,500 for the first three months of 1995. On March 31, 1996 the ALLL balance was $1,380,284 or 1.68% of total loans, as compared to $1,359,979 or 1.67% of total loans as of December 31, 1995. The adequacy of the ALLL is based on an evaluation by Management and the Board of Directors of current and anticipated economic conditions, changes in the diversification, size and risk within the loan portfolio, and other factors.

     Non-performing loans decreased 25.7%, or $139,077 during the first three months of 1996 and amounted to $402,226 as of March 31, 1996, or .49% of total loans, as compared to $541,303, as of December 31, 1995. The ratio of non-performing assets to total assets at March 31, 1996 was .34% as compared to
 .51% at December 31, 1995.

     The Bank implemented SFAS No. 114, as amended by SFAS No. 118, as part of the review and adoption of policies regarding the ALLL by the Board of Directors on February 21, 1995. The effects of implementing SFAS Nos. 114 and 118, respectively, were not material, and require that impaired loans be measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent.

     Total cash and cash equivalents decreased $1,926,415 and amounted to $2,992,255 at March 31, 1996, compared to $4,918,670 at December 31, 1995, primarily due to a seasonal decrease in clearing accounts. Securities held-to-maturity decreased over the same period from $14,999,810 to $14,628,742, or $371,068, due to the maturity of certain securities and the redeployment of the resulting cash.

RESULTS OF OPERATIONS

     The Company generated net income of $293,903 for the three month period ended March 31, 1996 as compared with net income of $339,055 for March 31, 1995. This 13.3% decrease in net income was due to increased cost of time deposits due to a shift of funds from NOW, money market funds and savings to time certificates of deposit. Taxes decreased from $174,850 for the three months ended March 31, 1995 to $141,500 for the three months ended March 31, 1996.

     Earnings decreased from $.49 per share for for the first three months of 1995 to $.43 per share for the first three months of 1996.

     For the three month period ended March 31, 1996, interest and fees on loans amounted to $1,978,345, which represented an increase of 1.46% or $28,528 from the comparable period in 1995. This can be attributed to adjustable rate mortgages adjusting to increased interest rates. Interest and dividends on securities for the three month period ended March 31, 1996 amounted to $411,155 as compared with $311,917 from the same period in 1995, which reflects an increase of $99,238 or 31.8%. Interest on federal funds sold for the three month period increased from $5,086 to $11,777, which represents an increase of 131.6%. This increase is due to larger average federal funds sold balances.

     Corresponding total interest expense for the three month period ended March 31, 1996 was higher than the same period in fiscal 1995 by 19.5% or $159,475, which can be attributed to higher rates paid on time deposits as well as increased borrowing expenses.

     Total non-interest income for the three month period ended March 31, 1996 decreased $14,863 or 9.1% to $148,544 from $163,407 when compared to the first three months of 1995. This decrease is primarily attributable to decreases in services charges and fee income.

     Total non-interest expense amounted to $1,123,716 for the first three months of 1996 as compared with $1,077,258, reflecting an increase of $46,458 compared to the corresponding period in fiscal year 1995. This increase stems from higher personnel costs, increased equipment expense, as well as increases in other operating expense.

LIQUIDITY

     Banking institutions measure liquidity as the ability to meet unexpected deposit withdrawals of a short-term nature and to meet increased loan demand. It is Management's objective to ensure a continuous ability to meet cash needs as they arise. As of March 31, 1996 the Bank's liquidity ratio stood at 13.7% as compared to 11.6% at December 31, 1995. With available FHLB Advances included, these ratios become 33.9% and 35.5%, respectively. Management believes the Bank's liquidity to be adequate to meet the needs of the Bank.

INTEREST RATE SENSITIVITY ANALYSIS

     The Bank manages Interest Rate Risk through use of an asset/liability funding matrix report supported by a GAP report. The potential impact on earnings of changes in interest rates is also evaluated.

     The Bank's analysis of interest rate sensitivity format is divided into four (4) components. The first component is to evaluate information concerning various maturities of rate sensitive assets. The second component identifies rate sensitive liabilities. The third component identifies interval gaps and the fourth component evaluates cumulative gap analysis.

     Rate sensitive assets and rate sensitive liabilities are catagorized by their repricing characteristics and evaluated.

     The Bank evaluates the difference between Rate Sensitive Assets and Rate Sensitive Liabilities at various intervals and attempts to match or control the ratio of such assets within prudent ranges.

     Finally, the Bank evaluates the cumulative GAP measurement of GAP positions at various time intervals.

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

     Should the Interest Rate Risk Sensitivity Analysis indicate that the Bank is asset sensitive (more rate sensitive assets than rate sensitive liabilities), then rising rates will have a positive impact on earnings; however, falling rates will negatively affect earnings.

     Should the analysis indicate liability sensitivity, then rising rates will tend to reduce earnings and falling rates will tend to have a positive impact on earnings.

     Modeling is used to forecast how net interest income, and therefore net income, varies under alternative interest rate and business activity scenarios. The Bank then compares the risk, or income volatility, associated with a variety of different future rate scenarios.

     As of March 31, 1996, the Bank has a positive GAP position which, in a rising interest rate environment would have a slightly positive effect on the Bank's earnings and, in a declining interest rate environment would have a slightly negative effect on earnings. Management believes the current level of interest rate risk to be prudent in this economic environment and continues to monitor and manage the Bank's GAP position to avoid an inappropriate level of interst rate risk.

CAPITAL RESOURCES

     The equity capital of the Company as of March 31, 1996 amounted to $11,551,476 or 9.76 % of total assets. At December 31, 1995, the equity capital amounted to $11,394,058 or 9.71 % of total assets.

     The Bank and the Company are required to maintain capital levels consistent with the capital requirements of the Office of the Comptroller of the Currency and the Federal Reserve System. The Office of the Comptroller of the Currency's capital guidelines require a ratio of Total Capital (consisting of capital, surplus and the allowance for loan losses up to 1.25% of risk weighted assets) to be equal to at least 8.00% of risk weighted assets. Additionally, the Bank must maintain Tier 1 Capital (which under the regulations, consists of common stockholders' equity, noncumulative perpetual preferred stock and related surplus, and minority interests in the equity accounts of consolidated subsidiaries) in amounts not less than 3.00% of adjusted total assets (or 100 to 200 basis points or more higher in cases of banks which do not receive the best composite ratings). As of March 31, 1996, Total Capital amounted to 17.8% of risk weighted assets, and Tier 1 Leverage Capital of the Bank amounted to approximately 10.15 % of adjusted average assets, substantially exceeding applicable minimum regulatory requirements. The Bank and the Company are in compliance with all applicable capital requirements.


EFFECTS OF INFLATION

     Inflation affects the growth of total assets by increasing the level of loan demand and creating the need to increase equity capital at higher than normal rates in order to maintain an appropriate ratio of equity to assets. Interest rates in particular are significantly affected by inflation. (See "Interest Rate Sensitivity Analysis"). In addition to its effect on interest rates, inflation directly affects the Company by increasing the Company's cost of funds and operating expenses. Currently, low inflation has been beneficial in holding down the Bank's cost of funds.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings- None

Item 2.  Changes in Securities- None

Item 3.  Defaults upon Senior Securities- None

Item 4.  Submission of Matters to a Vote of Security Holders- None

Item 5.  Other Information- None

Item 6.  Exhibits and Reports on 8-K
           (a)  Exhibits
                  EXHIBIT NUMBER
                       (27)            Financial Data Schedule

           (b) The Company did not file any Reports on Form 8-K during the quarter ended March 31, 1996.

                                   SIGNATURES

     Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behlaf by the undersigned thereunto duly authorized.



                               PEMI BANCORP, INC.



Date MAY 10, 1996                           By S/S FLETCHER W. ADAMS
                                               ----------------------
                                            Fletcher W. Adams
                                            President and Treasurer
                                            (Chief Executive Officer)


                                            By S/S KEITH L. PHILBRICK
                                               ----------------------
                                            Keith L. Philbrick
                                            Chief Financial Officer