Form 10-Q
period 1996-06-30
PEMI BANCORP INC
filed 1996-08-14
CIK 768868

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the quarterly period ended June 30, 1996
         Commission File Number 33-22807-B


                               PEMI BANCORP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  NEW HAMPSHIRE                               02-0386832
         (State or other jurisdiction                      (I.R.S. Employer
         incorporation or organization)                   Identification No.)

                               287 Highland Street
                          PLYMOUTH, NEW HAMPSHIRE 03264
                     Address of principal executive offices

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

              690,401 shares of common stock are outstanding as of August 15, 1996.

                                      INDEX

                               PEMI BANCORP, INC.

PART I.  FINANCIAL INFORMATION                                         PAGE

Item 1.
         Financial Statements (Unaudited)
         Consolidated Balance Sheets at  June 30, 1996
         and December 31, 1995............................................3

         Consolidated Statements of Income for the Three and Six
         Month periods ended June 30, 1996 and 1995.......................4

         Consolidated Statements of Cash Flows for the Six
         Months Ended June 30, 1996 and 1995..............................5

         Notes to Consolidated Financial Statements.......................7
Item 2.
         Management's Discussion and Analysis of Financial Condition
         and  Results of Operations.......................................8

PART II. OTHER INFORMATION

Item 1.
         Legal Proceedings...............................................12

Item 2.
         Changes in Securities...........................................12

Item 3.
         Defaults Upon Senior Securities.................................12

Item 4.
         Submission of Matters to a Vote of Security Holders.............12

Item 5.
         Other Information...............................................12

Item 6.
         Exhibits and Reports on Form 8-K................................12

         Signatures......................................................14

                               PEMI BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1996 AND DECEMBER 31, 1995
                                   (UNAUDITED)

                                                       6/30/96                    12/31/95
ASSETS
Cash & due from banks                            $   4,012,457                $  4,918,185
Interest bearing deposits with
   other banks                                             443                         485
                                                           ---                         ---
   Total Cash & Cash Equivalents                     4,012,900                   4,918,670
Securities held to maturity                         13,164,473                  14,999,810
   (approximate market value of
    $12,799,992 and $14,926,264, respectively)
Securities available-for-sale                       17,769,575                   8,113,477
   (listed at fair value)
FRB/FHLB Stock                                         819,850                     819,850
Federal Funds Sold                                           0                   3,300,000
Net loans                                           85,845,341                  80,087,042
Other real estate owned                                225,001                     61,701
Bank premises & equipment                            3,710,717                   3,481,386
Other assets                                         1,988,588                   1,540,581
                                                     ---------                   ---------
Total Assets                                   $   127,536,445              $  117,322,517
                                               ===============              ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Demand                                      $   14,452,431               $   14,023,174
   Now & money market                              28,022,018                   27,995,197
   Savings                                         14,818,434                   12,938,174
   Time $100,000 & over                             4,992,493                    4,889,539
   Other time                                      40,653,514                   36,570,133
                                                   ----------                   ----------
   Total Deposits                                 102,938,890                   96,416,217
Short-term borrowings                              10,200,000                    7,000,000
Long-term borrowings                                  491,525                      491,525
Other liabilities                                   2,245,974                    2,020,717
                                                    ---------                    ---------
Total Liabilities                                 115,876,389                  105,928,459
Stockholders' Equity
   Common stock par value $1.00
   2,000,000 shares authorized
   751,901 issued and 690,401
   shares outstanding                                 751,901                      751,901
Additional paid in capital                          2,384,329                    2,384,329
Retained earnings                                   9,409,738                    8,885,889
Treasury stock, at cost (61,500 shares)              (615,000)                    (615,000)
Unrealized gain/(loss)
   Securities available-for-sale,net                 (270,912)                     (13,061)
                                                     --------                      -------
Total Stockholders' Equity                         11,660,056                   11,394,058
                                                   ----------                   ----------
Total Liabilities & Stockholders' Equity       $  127,536,445               $  117,322,517
                                               ==============               ==============

   The accompanying notes are an intergral part of these financial statements.

                               PEMI BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
            Three and Six Months Ended June 30, 1996 & June 30, 1995
                                   (Unaudited)

                                            Three Months Ended          Six Months Ended
                                             6/30/96      6/30/95      6/30/96      6/30/95
Interest and dividend income:
   Interest and fees on loans             $2,094,592   $2,051,191   $4,072,937   $4,001,008
   Interest on deposits in other banks         1,603          420       23,029          509
   Interest on federal funds sold              5,184        3,269       16,961        8,355
   Interest and dividends on securities
      US Government & agency securities       33,007       26,252       72,150       55,886
      State & municipal securities            66,377       36,368      131,674       73,946
      Other securities                       350,559      233,289      657,274      477,994
                                          ----------   ----------   ----------   ----------
Total interest & dividend income          $2,551,322   $2,350,789   $4,974,025   $4,617,698

Interest Expense:
   Now & money market accounts               139,960      153,791      284,892      314,110
   Savings deposits                           98,763       94,486      186,884      183,953
   Time deposits $100,000 and over            78,087       51,949      155,466       94,017
   Other time deposits                       603,520      442,763    1,154,553      808,154
   Short-term borrowing                      103,255      108,188      210,428      193,798
   Long-term borrowing                         7,489       56,190       14,979      129,988
                                          ----------   ----------   ----------   ----------
Total interest expense                     1,031,074      907,367    2,007,202    1,724,020
                                          ----------   ----------   ----------   ----------
Net interest income                       $1,520,248   $1,443,422   $2,966,823   $2,893,678
Provisions for loan losses                    36,000       30,000       72,000       52,500
                                          ----------   ----------   ----------   ----------
Net interest income after provision
   for loan losses                        $1,484,248   $1,413,422   $2,894,823   $2,841,178

Non interest income:
   Service charges deposit accounts       $  123,696   $  117,390   $  236,494   $  229,181
   Other services charges & fees              60,629       58,782       96,375      110,398
   Security gains (losses)                         0            0            0            0
                                          ----------   ----------   ----------   ----------
Total non interest income                 $  184,325   $  176,172   $  332,869   $  339,579

Non interest expense:
   Salaries and wages                     $  468,625   $  453,206   $  932,542   $  896,848
   Pensions and other employee benefits      121,442      127,537      240,586      258,313
   Occupancy expense                          86,415       83,257      179,068      173,576
   Furniture & equipment expense             126,978      101,114      251,906      208,246
   Other operating expense                   372,106      401,472      695,180      706,861
                                          ----------   ----------   ----------   ----------
Total non interest expense                $1,175,566   $1,166,586   $2,299,282   $2,243,844
                                          ----------   ----------   ----------   ----------

Income before income taxes                $  493,007   $  423,008   $  928,410   $  936,913
                                          ----------   ----------   ----------   ----------
Income taxes                                 159,500      138,350      301,000      313,200
                                          ----------   ----------   ----------   ----------

Net income                                $  333,507   $  284,658   $  627,410   $  623,713
                                          ==========   ==========   ==========   ==========
Earnings per share based upon
     690,401 shares                       $     0.48   $     0.41   $     0.91   $     0.90

   The accompanying notes are an intergral part of these financial statements.

                               PEMI BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Six Months Ended June 30, 1996 & June 30, 1995
                                   (Unaudited)


                                                                                      6/30/96         6/30/95

Cash flows from operating activities:
Net Income                                                                       $    627,410    $    623,713
Adjustments to reconcile net income to net cash
     provided by operating activities:
Amortization of core deposit intangible                                                 4,375               0
Amortization, net of accretion of securities held-to-maturity                          45,853          47,390
Amortization, net of accretion of securities available-for-sale                        22,163           3,692
Depreciation on bank premises and equipment                                           170,066         149,798
Provision for possible loan losses                                                     72,000          52,500
(Increase) decrease in deferred taxes                                                  22,100         (20,900)
Increases (decrease) in taxes payable                                                   1,245        (148,843)
(Increase) in interest receivable                                                     (92,873)       (115,534)
Increase in interest payable                                                          412,321         126,547
(Decrease) increase in accrued expenses                                               (28,227)         66,504
 (Increase) in prepaid expenses                                                       (45,637)       (100,883)
(Decrease) in unearned income                                                        (126,415)         (6,040)
(Gain) loss on sale of other real estate owned                                           (300)              0
Other real estate owned writedowns                                                     25,000          55,000
                                                                                 ------------    ------------
Net cash provided by operating activities                                        $  1,109,081    $    732,944

Cash flows from investing activities:
Proceeds received in connection with the purchase of
     branch and assumption of related deposits from another
     financial institution                                                       $  6,353,873
Proceeds from sales of other real estate owned                                          6,700
Proceeds from maturities of securities available-for-sale                           1,043,472    $    109,690
Purchase of securities available-for-sale                                         (11,141,823)              0
Proceeds from maturities of securities held-to-maturity                             1,789,484       1,531,534
Purchase of securities held-to-maturity                                                     0        (143,600)
Net (increase) in loans                                                            (5,903,538)     (2,627,538)
Capital expenditures                                                                 (174,397)       (183,186)
Recoveries of previously charged-off loans                                              9,334          30,145
(Decrease) increase in other liabilities                                               (8,194)          3,703
Decrease in federal funds sold                                                      3,300,000         800,000
Decrease (increase) in other assets                                                     1,267          (2,161)
                                                                                 ------------    ------------
Net cash used in investing activities                                            $ (4,723,822)   $   (481,413)

                            (Continued on next page)

Consolidated Statement of Cash Flows
(Continued from previous page)
                                                                                      6/30/96         6/30/95

Cash flows from financing activities:
Purchase of treasury stock                                                       $          0    $   (317,000)
Net (decrease) in demand, NOW, money market
    and savings accounts                                                           (1,439,821)     (4,809,080)
Net increase in certificates of deposit                                             1,204,240       4,790,025
Net increase in short-term borrowings                                               3,200,000       5,000,000
Net increase (decrease) in long-term borrowings                                             0      (4,000,000)
Dividends paid                                                                       (255,448)       (240,608)
                                                                                 ------------    ------------
Net cash provided by (used in) financing activities                              $  2,708,971    $    423,337


Net  increase (decrease) in cash and cash
   equivalents                                                                       (905,770)        674,868

Cash and cash equivalents at beginning of year                                      4,918,670       3,542,341
                                                                                 ------------    ------------
Cash and cash equivalents at end of period                                       $  4,012,900    $  4,217,209
                                                                                 ============    ============

Supplemental disclosures:

Assets acquired and liabilities assumed from another
     financial institution
        Overdraft protection loans                                               $      4,381
        Premises and equipment                                                        225,000
        Core deposit intangible                                                       175,000
        Deposits                                                                    6,758,254
Loans originating from sales of other real estate owned                                     0    $          0
Loans transferred to other real estate owned                                          195,000           5,000
Interest paid                                                                       1,594,881       1,597,473
Income taxes paid                                                                     277,655         482,943


            See notes to unaudited consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 1996

1. Financial information furnished herein reflects all adjustments which are of a normal and recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results of operations for interim periods.

2. Results of operations for the six month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the entire year.

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

FINANCIAL CONDITION

     During the forth calendar quarter of 1995, the Bank agreed to purchase certain assets and assume certain deposits related to First NH's branch office on U. S. Route 49, Campton, N. H. This transaction took place in April 1996, and as a result the Bank acquired $6,758,254 in deposits as well as $225,000 in premises and equipment.

     Through the first six months of 1996, the Company's total net income increased by $3,697 to $627,410 from $623,713, during the same period last year. This is primarily attributable to increased interest and dividend income on securities and interest on deposits in other banks.

     The Company's total assets increased 8.7% to $127,536,445 at June 30, 1996 as compared to $117,322,517 at December 31, 1995. Federal Funds Sold decreased from $3,300,000 at December 31, 1995 to $0 at June 30, 1996. Cash and Cash Equivalents decreased from $4,918,670 to $4,012,900 during the period, while Securities Available-for-Sale increased from $8,113,477 to $17,769,575. During this period, net loans increased 7.2% or $5,758,299 to $85,845,341 at June 30, 1996 as compared with $80,087,042 at December 31, 1995, reflecting a modest increase in loan demand.

     For the first six months of 1996 the Bank's Provisions to the Allowance for Loan and Lease Losses (ALLL) amounted to $72,000 compared to $52,500 for the first six months of 1995. On June 30, 1996 the ALLL balance was $1,393,686 or 1.60% of total loans, as compared to $1,359,979 or 1.67% of total loans as of December 31, 1995. The adequacy of the ALLL is based on an evaluation by Management and the Board of Directors of current and anticipated economic conditions, changes in the diversification, size and risk within the loan portfolio, and other factors.

     Non-performing loans increased 9.35%, or $50,603 during the first six months of 1996 and amounted to $591,906 as of June 30, 1996, or .46% of total loans, as compared to $541,303, as of December 31, 1995. This was due to the addition of one account relationship to non-performing. Notwithstanding, the ratio of non-performing assets to total assets at June 30, 1996 was .46% as compared to .51% at December 31, 1995.

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

     Total cash and cash equivalents decreased $905,770 and amounted to $4,012,900 at June 30, 1996, compared to $4,918,670 at December 31, 1995, primarily due to a seasonal decrease in clearing accounts. Securities held-to-maturity decreased over the same period from $14,999,810 to $13,164,473, or $1,835,337, due to the maturity of certain securities and the redeployment of the resulting cash.

RESULTS OF OPERATIONS

     The Company generated net income of $627,410 for the six month period ended June 30, 1996 as compared with net income of $623,713 for June 30, 1995. Taxes decreased from $313,200 for the six months ended June 30, 1995 to $301,000 for the six months ended June 30, 1996.

     Earnings increased from $.90 per share for for the first six months of 1995 to $.91 per share for the first six months of 1996.

     For the six month period ended June 30, 1996, interest and fees on loans amounted to $4,072,937, which represented an increase of 1.8% or $71,929 from the comparable period in 1995. This can be attributed to adjustable rate mortgages adjusting to increased interest rates. Interest and dividends on securities for the six month period ended June 30, 1996 amounted to $861,098 as compared with $607,826 from the same period in 1995, which reflects an increase of $253,272 or 41.7%. This increase reflects the resulting investment of deposits acquired from the First NH Bank acquisition. Interest on federal funds sold for the six month period increased from $8,355 to $16,961, which represents an increase of 103%. This increase is due to larger average federal funds sold balances.

     Corresponding total interest expense for the six month period ended June 30, 1996 was higher than the same period in fiscal 1995 by 16.4% or $283,182, which can be attributed to higher rates paid on time deposits as well as an increase in deposit balances.

     Total non interest income for the six month period ended June 30, 1996 decreased $6,710 or 2.0% to $332,869 from $339,579 when compared to the first six months of 1995. This decrease is primarily attributable to decreases in service charges and fee income.

     Total non interest expense amounted to $2,299,282 for the first six months of 1996 as compared with $2,243,844, reflecting an increase of $55,438 compared to the corresponding period in fiscal year 1995. This increase stems from higher personnel costs in addition to increased equipment expense.

LIQUIDITY

     Banking institutions measure liquidity as the ability to meet unexpected deposit withdrawals of a short-term nature and to meet increased loan demand. It is Management's objective to ensure a continuous ability to meet cash needs as they arise. As of June 30, 1996 the Bank's liquidity ratio stood at 14.2% as compared to 11.6% at December 31, 1995. With available FHLB Advances included, these ratios become 32.0% and 35.5%, respectively. Management believes the Bank's liquidity to be adequate to meet the needs of the Bank.

INTEREST RATE SENSITIVITY ANALYSIS

     The Bank manages Interest Rate Risk through use of an asset/liability funding matrix report supported by a GAP report. The potential impact on earnings due to changes in interest rates is also evaluated.

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

     As of June 30, 1996, the Bank has a positive GAP position which, in a rising interest rate environment would have a slightly positive effect on the Bank's earnings and, in a declining interest rate environment would have a slightly negative effect on earnings. Management believes the current level of interest rate risk to be prudent in this economic environment and continues to monitor and manage the Bank's GAP position to avoid an inappropriate level of interst rate risk.

CAPITAL RESOURCES

     The equity capital of the Company as of June 30, 1996 amounted to $11,660,056 or 9.14% of total assets. At December 31, 1995, the equity capital amounted to $11,394,058 or 9.71 % of total assets.

     The Bank and the Company are required to maintain capital levels consistent with the capital requirements of the Office of the Comptroller of the Currency and the Federal Reserve System. The Office of the Comptroller of the Currency's capital guidelines require a ratio of Total Capital (consisting of capital, surplus and the allowance for loan losses up to 1.25% of risk weighted assets) to be equal to at least 8.00% of risk weighted assets. Additionally, the Bank must maintain Tier 1 Capital (which under the regulations, consists of common stockholders' equity, noncumulative perpetual preferred stock and related surplus, and minority interests in the equity accounts of consolidated subsidiaries) in amounts not less than 3.00% of adjusted total assets (or 100 to 200 basis points or more higher in cases of banks which do not receive the best composite ratings). As of June 30, 1996, Total Capital amounted to 17.46% of risk weighted assets, and Tier 1 Leverage Capital of the Bank amounted to approximately 9.81 % of adjusted average assets, substantially exceeding applicable minimum regulatory requirements. The Bank and the Company are in compliance with all applicable capital requirements.


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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings- None

Item 2.  Changes in Securities- None

Item 3.  Defaults upon Senior Securities- None

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders of Pemi Bancorp, Inc. was held on Monday, May 20, 1996.

     i. Shareholders elected the following three (3) individuals to the Company's Board of Directors to serve terms of three years each until their successors have been elected and qualified:

                                                      Number of Shares
                       Number of Shares               Withholding Voting
                       for Approval                   Authority

Andrew L. Morse            581,481                           200

Ann M. Reever              581,481                             0

Dean H. Yeaton             581,481                           142

     ii. Shareholders voted to ratify the appointment of Shatswell, MacLeod and Company, P.C. as the Company's auditors for the fiscal year ended December 31, 1996.

            Number of Shares          Number of Shares         Number of Shares
                  Voted                     Voted                    Voted

              FOR APPROVAL            AGAINST APPROVAL              ABSTAIN

                 581,481                     100                     4,275
                 -------                     ---                     -----

Item 5.  Other Information- None

Item 6.  Exhibits and Reports on  Form 8-K
           (a)  Exhibits
                  Exhibit Number
                  --------------
                       (27)            Financial Data Schedule

           (b) The Company did not file any Reports on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES

     Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            PEMI BANCORP, INC.



Date August 13, 1996                            By  s/s  Fletcher W. Adams
- --------------------                            --------------------------
                                                Fletcher W. Adams
                                                President and Treasurer
                                                (Chief Executive Officer)


                                                By  s/s  Keith L. Philbrick
                                                ---------------------------
                                                Keith L. Philbrick
                                                Chief Financial Officer