Form 10-Q
period 1996-09-30
PEMI BANCORP INC
filed 1996-11-12
CIK 768868

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 1996
Commission File Number 33-22807-B


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

     690,401 shares of common stock are outstanding as of November 12, 1996.

                                      INDEX

                               PEMI BANCORP, INC.

PART I.  FINANCIAL INFORMATION                                              PAGE

Item 1.
      Financial Statements (Unaudited)
      Consolidated Balance Sheets at September 30, 1996
      and December 31, 1995 ..............................................   3

      Consolidated Statements of Income for the Three and Nine
      Months Ended September 30, 1996 and 1995............................   4

      Consolidated Statements of Cash Flows for the Nine
      Months Ended September 30, 1996 and 1995 ...........................   5

      Notes to Consolidated Financial Statements .........................   7
Item 2.
      Management's Discussion and Analysis of Financial Condition
      and Results of Operations ..........................................   8

PART II. OTHER INFORMATION

Item 1.
      Legal Proceedings ..................................................  13

Item 2.
      Changes in Securities...............................................  13

Item 3.
      Defaults Upon Senior Securities.....................................  13

Item 4.
      Submission of Matters to a Vote of Security Holders ................  13

Item 5.
      Other Information...................................................  13

Item 6.
      Exhibits and Reports on Form 8-K....................................  13

      Signatures..........................................................  14

                               PEMI BANCORP, INC.
                               ------------------
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 1996 and December 31, 1995
                                   (Unaudited)

                                                              9/30/96                       12/31/95
ASSETS
Cash & due from banks                            $          4,956,894             $        4,918,185
Interest bearing deposits with
   other banks                                                    308                            485
                                                     ----------------              -----------------
Total Cash & Cash Equivalents                               4,957,202                      4,918,670
Securities held to maturity                                12,534,961                     14,999,810
   (approximate market value of
    $12,288,160 and $14,926,264,
    respectively)

Securities available-for-sale                              18,643,768                      8,113,477
   (listed at fair value)
FRB/FHLB Stock                                                819,850                        819,850
Federal Funds Sold                                                  0                      3,300,000
Total Loans                                                88,598,738                     81,447,021
Reserve for Loan Losses                                     1,365,882                      1,359,979
                                                     ----------------              -----------------
Net loans                                                  87,232,856                     80,087,042
Other real estate owned                                        54,193                         61,701
Bank premises & equipment                                   4,049,140                      3,481,386
Other assets                                                1,787,841                      1,540,581
                                                     ----------------              -----------------
Total Assets                                     $        130,079,811             $      117,322,517
                                                     ================              =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Demand                                        $         16,217,164             $       14,023,174
   Now & money market                                      28,185,191                     27,995,197
   Savings                                                 16,059,764                     12,938,174
   Time $100,000 & over                                     5,194,662                      4,889,539
   Other time                                              39,866,362                     36,570,133
                                                     ----------------              -----------------
   Total Deposits                                         105,523,143                     96,416,217
Short-term borrowings                                       8,000,000                      7,000,000
Long-term borrowings                                        2,491,525                        491,525
Other liabilities                                           2,003,540                      2,020,717
                                                     ----------------              -----------------
Total Liabilities                                         118,018,208                    105,928,459
Stockholders' Equity
   Common stock par value $1.00
   2,000,000 shares authorized
   751,901 issued and 690,401
   shares outstanding                                         751,901                        751,901
Additional paid in capital                                  2,384,329                      2,384,329
Retained earnings                                           9,749,581                      8,885,889
Treasury stock, at cost (61,500                              (615,000)                      (615,000)
shares)
Unrealized gain/(loss)
   Securities available-for-sale,net                         (209,208)                       (13,061)
                                                     ----------------              -----------------
Total Stockholders' Equity                                 12,061,603                     11,394,058
                                                     ----------------              -----------------
Total Liabilities & Stockholders'                $        130,079,811          $         117,322,517
Equity                                               ================              =================

     The accompanying notes are an intergral part of these financial statements.

                               PEMI BANCORP, INC.
                               ------------------
                        CONSOLIDATED STATEMENTS OF INCOME
       Three and Nine Months Ended September 30, 1996 & September 30, 1995
                                   (Unaudited)

                                                          Three Months Ended                     Nine Months Ended
                                                       9/30/96          9/30/95            9/30/96             9/30/95
Interest and dividend income:
   Interest and fees on loans                $       2,060,009   $     2,076,561  $       6,132,946    $      6,077,569
   Interest on deposits in other banks                   1,805                72             24,834                 581
   Interest on federal funds sold                       23,424            53,661             40,385              62,016
   Interest and dividends on securities
      U.S. Government & agency securities               34,428            22,758            106,578              78,644
      State & municipal securities                      65,676            40,074            197,350             114,020
      Other securities                                 402,978           238,816          1,060,252             716,810
                                                --------------     -------------      -------------        ------------
Total interest & dividend income             $       2,588,320   $     2,431,942  $       7,562,345    $      7,049,640

Interest Expense:
   Now & money market accounts                         153,487           154,823            438,379             468,933
   Savings deposits                                    102,073            90,235            288,957             274,188
   Time deposits $100,000 and over                      72,915            67,260            228,381             161,277
   Other time deposits                                 595,683           506,839          1,750,236           1,314,993
   Short-term borrowing                                132,814           135,098            343,242             328,896
   Long-term borrowing                                  12,755            19,046             27,734             149,034
                                                --------------     -------------      -------------        ------------
Total interest expense                               1,069,727           973,301          3,076,929           2,697,321
                                                --------------     -------------      -------------        ------------
Net interest income                          $       1,518,593   $     1,458,641  $       4,485,416    $      4,352,319
Provisions for loan losses                              44,000            30,000            116,000              82,500
                                                --------------     -------------      -------------        ------------
Net interest income after provision
   for loan losses                           $       1,474,593   $     1,428,641  $       4,369,416    $      4,269,819

Non interest income:
   Service charges deposit accounts          $         106,788   $       110,268  $         343,282    $        339,449
   Other services charges & fees                        63,404            73,845            159,779             184,243
   Security gains (losses)                                   0                 0                  0                   0
                                                --------------     -------------      -------------        ------------
Total non interest income                    $         170,192   $       184,113  $         503,061    $        523,692

Non interest expense:
   Salaries and wages                        $         483,062   $       474,193  $       1,415,604    $      1,371,041
   Pensions and other employee benefits                116,360           130,438            356,946             388,751
   Occupancy expense                                    91,375            82,418            270,443             255,994
   Furniture & equipment expense                       133,408           119,737            385,314             327,983
   Other operating expense                             318,287           289,320          1,013,467             996,181
                                                --------------     -------------      -------------        ------------
Total non interest expense                   $       1,142,492   $     1,096,106  $       3,441,774    $      3,339,950
                                                --------------     -------------      -------------        ------------

Income before income taxes                   $         502,293   $       516,648  $       1,430,703    $      1,453,561
                                                --------------     -------------      -------------        ------------
Income taxes                                           162,450           173,200            463,450             486,400
                                                --------------     -------------      -------------        ------------

Net income                                   $         339,843   $       343,448  $         967,253    $        967,161
                                                ==============     =============      =============        ============
Earnings per share based upon
     690,401 shares                          $            0.49   $          0.50  $            1.40    $           1.40

   The accompanying notes are an intergral part of these financial statements.

                               PEMI BANCORP, INC.
                               ------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            Nine Months Ended September 30, 1996 & September 30, 1995
                                   (Unaudited)

                                                                               9/30/96                   9/30/95
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                           $         967,253          $        967,161
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES:
Amortization of core deposit intangible                                          8,750                         0
Amortization, net of accretion of securities held-to-maturity                   73,640                    69,797
Amortization, net of accretion of securities                                    29,280                     8,319
available-for-sale
Depreciation on bank premises and equipment                                    258,450                   232,865
Provision for possible loan losses                                             116,000                    82,500
Decrease in deferred taxes                                                      22,100                     1,700
Increases (decrease) in taxes payable                                           12,895                  (103,643)
Decrease (Increase) in interest receivable                                      78,000                   (48,351)
Increase in interest payable                                                   212,876                   349,641
Increase in accrued expenses                                                    30,580                    20,740
 (Increase) in prepaid expenses                                                (61,212)                  (76,206)
(Decrease) in unearned income                                                 (138,906)                  (38,548)
(Gain) on sale of other real estate owned                                      (19,299)                   (6,800)
Other real estate owned writedowns                                              25,000                    76,800
Sale of bank equipment                                                           7,880                         0
                                                                       ---------------             -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                            $       1,623,287          $      1,535,975

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds received in connection with the purchase of
     branch and assumption of related deposits from another
     financial institution                                           $       6,353,873
Proceeds from sales of other real estate owned                                 177,508          $          6,700
Proceeds from maturities of securities available-for-sale                    1,634,634                   181,093
Purchase of securities available-for-sale                                  (12,513,768)               (1,015,703)
Proceeds from maturities of securities held-to-maturity                      2,391,209                 1,975,572
Purchase of securities held-to-maturity                                              0                (1,156,168)
Net (increase) decrease in loans                                            (7,309,837)                  349,468
Capital expenditures                                                          (609,084)                 (208,565)
Recoveries of previously charged-off loans                                      15,609                    34,803
(Decrease) increase in other liabilities                                       (18,080)                    8,920
(Increase) decrease in federal funds sold                                    3,300,000                (3,700,000)
Decrease (increase) in other assets                                              3,517                    (3,675)
                                                                       ---------------             -------------
NET CASH USED IN INVESTING ACTIVITIES                                $      (6,574,419)         $     (3,527,555)

                            (Continued on next page)




CONSOLIDATED STATEMENT OF CASH FLOWS
(Continued from previous page)
                                                                               9/30/96                   9/30/95
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock                                           $               0          $       (317,000)
Net increase (decrease) in demand, NOW, money market
     and savings accounts                                                    1,729,415                (5,182,277)
Net increase in certificates of deposit                                        619,257                 7,286,629
Net increase in short-term borrowings                                        1,000,000                 5,000,000
Net increase (decrease) in long-term borrowings                              2,000,000                (4,000,000)
Dividends paid                                                                (359,008)                 (330,360)
                                                                       ---------------             -------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  $       4,989,664          $      2,456,992

NET  INCREASE  IN CASH AND CASH
   EQUIVALENTS                                                                  38,532                   465,412

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               4,918,670                 3,542,341
                                                                       ---------------             -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $       4,957,202          $      4,007,753
                                                                       ===============             =============

SUPPLEMENTAL DISCLOSURES:

Assets acquired and liabilities assumed from another
     financial institution
        Overdraft protection loans                                   $           4,381          $              0
        Premises and equipment                                                 225,000                         0
        Core deposit intangible                                                175,000                         0
        Deposits                                                             6,758,254                         0
Loans originating from sales of other real estate owned                         62,500                         0
Loans transferred to other real estate owned                                   195,000                         0
Interest paid                                                                3,076,929                 2,347,680
Income taxes paid                                                              463,450                   588,343

     The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 1996

1. Financial information furnished herein reflects all adjustments which are of a normal and recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results of operations for interim periods.

2. Results of operations for the three and nine month period ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire year.

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

FINANCIAL CONDITION

         Through the first nine months of 1996, the Company's total net income increased from $967,161 to $967,253, compared to the same period last year.

         The Company's total assets increased 10.9% to $130,079,811 at September 30, 1996 as compared to $117,322,517 at December 31, 1995. Federal Funds Sold decreased from $3,300,000 at December 31, 1995 to $0 at September 30, 1996. Cash and Cash Equivalents increased from $4,918,670 to $4,957,202 during the period, while Securities Available-for-Sale increased from $8,113,477 to $18,643,768. During this period, net loans increased 8.9% or $7,145,814 to $87,232,856 at September 30, 1996 as compared with $80,087,042 at December 31, 1995, reflecting a modest increase in loan demand.

         For the first nine months of 1996, the Bank's Provisions to the Allowance for Loan and Lease Losses (ALLL) amounted to $116,000 compared to $82,500 for the first nine months of 1995. On September 30, 1996 the ALLL balance was $1,365,882 or 1.54% of total loans, as compared to $1,359,979 or 1.67% of total loans as of December 31, 1995. The adequacy of the ALLL is based on an evaluation by Management and the Board of Directors of current and anticipated economic conditions, changes in the diversification, size and risk within the loan portfolio, and other factors.

         Non-performing loans amounted to $663,776 as of September 30, 1996, as compared to $541,303, as of December 31, 1995, reflecting a net increase in two nonperforming loans. The ratio of nonperforming loans to total loans remained low, increasing from .66% to .75% and the ratio of nonperforming assets to total assets remained virtually unchanged at .51%, reflecting the fundamentally sound quality of the Bank's assets.

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

         Total cash and cash equivalents increased $38,532 and amounted to $4,957,202 at September 30, 1996, compared to $4,918,670 at December 31, 1995.
Securities held-to-maturity decreased over the same period from $14,999,810 to $12,534,961, or $2,464,849, due to the maturity of certain securities and the redeployment of the resulting cash.

RESULTS OF OPERATIONS

         The Company generated net income of $967,253 for the nine month period ended September 30, 1996 as compared with net income of $967,161 for September 30, 1995. Taxes decreased from $486,400 for the nine months ended September 30, 1995 to $463,450 for the nine months ended September 30, 1996.

         Earnings were $1.40 per share for for the first nine months of 1995 compared to $1.40 per share for the first nine months of 1996.

         For the nine month period ended September 30, 1996, interest and fees on loans amounted to $6,132,946, which represented an increase of .9% or $55,377 from the comparable period in 1995. This can be attributed to increased loan balances compared to the previous year. Interest and dividends on securities for the nine month period ended September 30, 1996 amounted to $1,364,180 as compared with $909,474 from the same period in 1995, which reflects an increase of $454,706 or 50%. This increase is a result of the growth in deposit balances. Interest on federal funds sold for the nine month period decreased from $62,016 to $40,385, which represents a decrease of 34.9%. This decrease is due to lower average federal funds sold balances.

         Corresponding total interest expense for the nine month period ended September 30, 1996 was higher than the same period in fiscal 1995 by 14.1% or $379,608, which can be attributed to an increase in deposit balances.

         Total non interest income for the nine month period ended September 30, 1996 decreased $20,631 or 3.9% to $503,061 from $523,692 when compared to the first nine months of 1995. This decrease is primarily attributable to decreases in service charges and fee income.

         Total non interest expense amounted to $3,441,774 for the first nine months of 1996 as compared with $3,339,950, reflecting an increase of $101,824 compared to the corresponding period in fiscal year 1995. This increase stems primarily from higher personnel costs and increased equipment expense.

LIQUIDITY

         Banking institutions measure liquidity as the ability to meet unexpected deposit withdrawals of a short-term nature and to meet increased loan demand. It is Management's objective to ensure a continuous ability to meet cash needs as they arise. As of September 30, 1996 the Bank's liquidity ratio stood at 13.6% as compared to 11.6% at December 31, 1995. With available FHLB Advances included, these ratios become 32.0% and 35.5%, respectively. Management believes the Bank's liquidity to be adequate to meet the needs of the Bank.

         The Bank increased its long term borrowings by $2,000,000, from $491,525 at December 31, 1995 to $2,491,525 at September 30, 1996. These
borrowings, along with increased deposits of $2,193,990 resulting primarily from the purchase of deposits attributable to the Campton Branch of First NH Bank, were deployed at least temporarily into securities available-for-sale. The Bank's securities available-for-sale increased $10,530,291 from $8,113,477 at September 30, 1995 to $18,643,768 at September 30, 1996. The strategic deployment of assets is intended to enhance liquidity and income until such time as the Bank can redeploy such assets to higher yielding loans.

         The Bank is authorized to borrow from the Federal Home Loan Bank ("FHLB"). FHLB advances have become the Bank's primary borrowing vehicle. The Bank borrows from the FHLB for liquidity management, interest rate risk management, to match the funding of loans or investments, for profit enhancement opportunities and to reduce the Bank's marginal cost of funds.

INTEREST RATE SENSITIVITY ANALYSIS

         The Bank manages Interest Rate Risk through use of an asset/liability funding matrix report supported by a GAP report. The potential impact on earnings due to changes in interest rates is also evaluated through the use of an income simulation model.

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

         As of September 30, 1996, the Bank has a positive GAP position which, in a rising interest rate environment would have a slightly positive effect on the Bank's earnings and, in a declining interest rate environment would have a slightly negative effect on earnings. Management believes the current level of interest rate risk to be prudent in this economic environment and continues to monitor and manage the Bank's GAP position to avoid an inappropriate level of interst rate risk.

CAPITAL RESOURCES

         The equity capital of the Company as of September 30, 1996 amounted to $12,061,603 or 9.27% of total assets. At December 31, 1995, the equity capital amounted to $11,394,058 or 9.71 % of total assets.

         The Bank and the Company are required to maintain capital levels consistent with the capital requirements of the Office of the Comptroller of the Currency and the Federal Reserve System. The Office of the Comptroller of the Currency's capital guidelines require a ratio of Total Capital (consisting of capital, surplus and the allowance for loan losses up to 1.25% of risk weighted assets) to be equal to at least 8.00% of risk weighted assets. Additionally, the Bank must maintain Tier 1 Capital (which under the regulations, consists of common stockholders' equity, noncumulative perpetual preferred stock and related surplus, and minority interests in the equity accounts of consolidated subsidiaries) in amounts not less than 3.00% of adjusted total assets (or 100 to 200 basis points or more higher in cases of banks which do not receive the best composite ratings). As of September 30, 1996, Total Capital amounted to 17.69% of risk weighted assets, and Tier 1 Leverage Capital of the Bank amounted to approximately 9.45 % of adjusted average assets, substantially exceeding applicable minimum regulatory requirements. The Bank and the Company are in compliance with all applicable capital requirements.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings- None

Item 2.  Changes in Securities- None

Item 3.  Defaults upon Senior Securities- None

Item 4.  Submission of Matters to a Vote of Security Holders-None

Item 5.  Other Information- None

Item 6.  Exhibits and Reports on  Form 8-K
           (a)  Exhibits
                   Exhibit Number
                   --------------
                       (27)      Financial Data Schedule
           (b) The Company did not file any Reports on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURES

         Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                PEMI BANCORP, INC.



Date  November 12, 1996                         By /s/ Fletcher W. Adams
      ------------------                           ---------------------
                                                   Fletcher W. Adams
                                                   President and Treasurer
                                                   (Chief Executive Officer)


                                                By /s/ Keith L. Philbrick
                                                   ----------------------
                                                    Keith L. Philbrick
                                                    Chief Financial Officer