Form 10-K
period 1996-12-31
PEMI BANCORP INC
filed 1997-03-26
CIK 768868

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]  Annual Report Pursuant to Section 13 or 15 (d) of the
     Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996
Commission file number 33-22807-B

                               PEMI BANCORP, INC.
                               ------------------
             (exact name of registrant as specified in its charter)

        New Hampshire                                    02-0386832
        -------------                                    ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        identification No.)

         287 Highland Street
       Plymouth, New Hampshire                              03264
       -----------------------                              -----
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code: (603) 536-3339

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                  Name of each exchange on which registered
None                                 None
-------------------                  -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                ---------------
                                (Title of class)

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

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $7,483,374 on February 28, 1997. On that date, 554,324 shares of common stock were held by non-affiliates of the registrant.

On March 7, 1997, 690,401 shares of common stock were issued and outstanding.

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

Part IV
         Item 14 - Exhibits, Financial Statement
                     Schedules, and Reports on Form 8-K

Signatures

                             BUSINESS OF THE COMPANY
THE COMPANY

         The Company was organized in March of 1985 for the purpose of becoming a bank holding company, to own and control one hundred percent (100%) of the stock of Pemigewasset National Bank (the "Bank"). The Company's primary asset is the stock of the Bank and the Company's primary activity is in connection with the operation of the Bank.

THE BANK

         The Bank is a national banking association organized under the laws of the United States in 1881. The Bank has served the banking needs of the Plymouth, New Hampshire community since its organization. The Bank has paid dividends in each year since 1882. The Bank operates out of five locations: The Downtown Plymouth office which was constructed in 1955 and served as the Main Office until June 1990; the Campton office, constructed in 1975; the West Plymouth office, constructed in 1979; the Ashland office, constructed in 1987; and the North Woodstock office, opened in 1993. In 1990, the West Plymouth office was refurbished with 16,000 sq. ft. of working space being added to the facility. This location became the Main Office in June 1990. The Bank also expects to open a branch facility within the Plymouth Regional High School in September 1997. The Bank's deposits are insured by the Federal Deposit Insurance Corporation in accordance with the Federal Deposit Insurance Act.

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

EMPLOYEES

         As of December 31, 1996 there were 73 full and 4 part-time employees of the Company and the Bank. The employees of the Company and the Bank are not represented by any collective bargaining unit. Relations between management and employees are considered to be good.

                                       -2-
LOCATION

         The Bank is located in Grafton County, Plymouth, New Hampshire. Plymouth is located almost directly in the center of the State of New Hampshire. The Bank is adjacent to the White Mountains, and the Lakes Region. The White Mountain National Forest (one of the most popular public forest areas in the United States), Waterville Valley, Cannon Mountain, Loon Mountain, and Gunstock Mountain are also located nearby. Because of its location, vacationers are drawn to the Plymouth area on a year round basis. Skiing continues to attract individuals to the Plymouth area in the winter, while area lakes attract potential business opportunities for the Bank to the Plymouth area in the summer. Plymouth is also the home of Plymouth State College, a New Hampshire State college with an enrollment of approximately 4,000 students. Interstate I-93, a major interstate highway running north and south from Plymouth and the Tenney Mountain Highway, the major highway leading west from Plymouth, offers sites to attract new businesses. Toward the north, the Campton-Thornton-Waterville Valley areas are the site of housing and condominium projects. Although business in the Bank's market area, and New Hampshire in general, was strong during the 1980s, during the early 1990's the area experienced a slowdown in economic activity. The economic slowdown had a negative effect on the economy and the business of the Company and the Bank. More recently, regional and local economic conditions appear to have stabilized.

COMPETITION

         The Bank encounters competition in all phases of its business. Several competitive financial institutions have offices in the Plymouth, New Hampshire banking market, including Bank of New Hampshire, Fleet Bank, Meredith Village Savings Bank, Franklin Savings Bank and Citizens Bank. A number of these institutions have higher lending limits and greater resources than the Bank and provide certain services that the Bank does not provide. In addition, the Bank faces competition from a savings bank in Plymouth, Community Guaranty Savings Bank, which commenced operations in May, 1988.

         Based on information published by the Federal Reserve Bank of Boston in June 1995, the Plymouth, New Hampshire banking market consists of seven (7) commercial and savings banks with a total of eleven (11) banking offices. As reflected in said report, the Company has a 41.32 percent market share of deposits in the market.

                             PLYMOUTH, NEW HAMPSHIRE
                       ALL INSTITUTIONS, BY TOTAL DEPOSITS

                                                        Number of     Percent
                                                         Banking      of Total
                                                         Offices      Deposits
                                                         -------      --------
1.  Pemi Bancorp, Inc., Plymouth.........                   5          41.32%
    (Pemigewasset National Bank of
    Plymouth)
2.  Royal Bank of Scotland PLC, Edinburgh                   1          13.95%
    (First NH Bank)
3.  Meredith Village Savings Bank........                   1          10.70%
4.  Bank of New Hampshire Corp.,
    Manchester...........................                   1          10.44%
5.  Community Guaranty Savings Bank......                   1          10.01%
6.  Franklin Savings Bank................                   1           8.89%
7.  Fleet Financial Group, Providence.....                  1           4.69%
    (Fleet Bank-NH)                                       ---         -------
All Commercial Banking and Thrift                          11         100.00%
Organizations

NOTE: The table is based on June 30, 1995 deposit data and reflects all mergers and bank holding company acquisitions completed by June 30, 1996 as published by the Federal Reserve Bank of Boston.

          Banks compete on the basis of price, including rates paid on deposits and charged on borrowings, convenience and quality of service. Savings and loan associations are able to compete aggressively with commercial banks in the important area of consumer lending. Credit unions and small loan companies are each significant factors in the consumer market. Insurance companies, investment firms, credit and mortgage companies, brokerage firms, cash management accounts, money-market funds and retailers are all significant competitors for various types of business. Many non-bank competitors are not subject to the extensive regulation described below under "BUSINESS OF THE COMPANY" and thus in certain respects may have a competitive advantage over banks in providing certain services.

         In marketing its services, the Bank emphasizes its position as a hometown bank with personal service, continuity of personnel, flexibility and prompt responsiveness to the needs of its customers. Moreover, the Bank competes for both deposits and loans by offering competitive rates, well positioned branch and ATM locations and convenient business hours. In addition to providing banking services to customers in its primary service areas, the Bank is a member of the NYCE, CIRRUS and Mastercard automatic teller machine networks which allow the Bank to deliver certain financial services to customers regardless of their proximity to the primary service area of the Bank.

RECENT DEVELOPMENTS

          During 1996, the Bank purchased certain assets and assumed certain deposits from First NH's branch office on U.S. Route 49, Campton, New Hampshire. The purchase was approved by the Office of the Comptroller of the Currency and was consummated in April, 1996. The transaction did not involve the establishment of a new branch by the Bank, because the Bank and First NH Bank shared the Campton facility since 1975. The Bank continues to operate a branch at the same location. As a result of the transaction, there was no change in the Community Reinvestment Act Statement of the Bank, which received an "outstanding" Community Reinvestment Act Compliance rating from the Office of the Comptroller of Currency at its most recent examination.

          On March 14, 1997, the Boards of Directors of the Company, the Bank, The Berlin City Bank, a New Hampshire chartered commercial bank with its principal place of business in Berlin, New Hampshire and Northway Financial, Inc., a New Hampshire corporation, which is being formed by Berlin to become a multi-bank holding company for Berlin and the Bank, executed a definitive agreement and plan of merger. The financial information reflected in this Annual Report does not take into account the potential effects of such transaction. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Other Matters").

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

          The Bank Holding Company Act of 1956, as amended, generally requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring direct or indirect ownership or control of more than five percent (5%) of the voting shares of any bank. However, no acquisition may be approved if it is prohibited by applicable state law.

          The Bank  Holding  Company  Act of 1956,  as amended,  also  generally prohibits a bank holding company, with certain exceptions, from acquiring control of any other company and from engaging in any business other than banking or activities which are not incidental to managing or controlling banks without the prior approval of the Federal Reserve Board. The Federal Reserve Board is authorized to approve, among other things, the ownership of shares by a bank holding company in any company the activities of which the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determination, the Federal Reserve Board is required to weigh the expected benefit to the public, such as greater convenience, increased competition, or gains in efficiency, against the risks of possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts or unsound banking practices.

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

          Federal banking laws now permit adequately capitalized bank holding companies to venture across state lines to offer banking services through bank subsidiaries to a wider geographic market. In light of this change in the law, it is possible for large organizations to enter many new markets including the market served by the Bank. Certain of these competitors, by virtue of their size and resources, may enjoy certain efficiencies and competitive advantages over the Bank in the pricing, delivery, and marketing of their products and services. It is not possible to assess what impact these changes in the regulatory scheme will have on the Company or the Bank.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDER'S EQUITY;
   INTEREST RATES AND INTEREST DIFFERENTIAL

          The following tables present the condensed average balance sheets as of December 31 of each of the years indicated. The total dollar amount of interest income from earning assets and the resultant yields are calculated on a taxable equivalent basis. The interest paid on interest bearing liabilities, expressed both in dollars and rates, is also shown in the tables:

                                      -7-



                               PEMI BANCORP, INC.

                      YIELDS EARNED AND RATES PAID SCHEDULE

                                           Period Ended December 31, 1996                     Period Ended December 31, 1995
                                    -------------------------------------------        -------------------------------------------
                                    Average                               Yield/         Average                            Yield/
                                    Balance                Interest        Rate          Balance             Interest        Rate
                                   ---------              ---------      -------       -----------          ---------      ------
Interest earning assets:
  Interest bearing
  deposits                        $                      $                              $    11,471       $       683        5.95%
  Federal funds sold                 1,384,863               76,596         5.53%         2,263,151           127,364        5.63
  Taxable investment
    securities                      25,156,002            1,616,581         6.43         17,261,405         1,093,942        6.34
  Tax-exempt investment
    securities                       4,537,938              377,979         8.33          2,557,887           239,064        9.35
  Loans (net of unearned
  income)(2)(3)                     84,284,021            8,306,188         9.85         84,357,156         8,189,866        9.71
                                   -----------           ----------                    ------------         ---------
      Total interest
        earning assets             115,362,824           10,377,344         9.00        106,451,070         9,650,919        9.07
                                                         ----------                                         ---------
Non-interest earning
 assets                              9,495,505                                            8,970,001
                                  ------------                                         ------------
      Total assets                $124,858,329                                         $115,421,071
                                  ============                                         ============

Interest bearing
 liabilities:
  Now and Money Market            $ 27,793,406              587,491         2.11       $ 28,301,004           626,646       2.21
  Savings deposit                   15,337,440              394,099         2.57         13,677,079           365,854       2.67
  Time $100,000 and over             5,191,984              308,670         5.95          4,167,647           234,681       5.63
  Other time                        39,439,407            2,342,180         5.94         33,678,596         1,852,138       5.50
  Short-term borrowings              7,499,657              436,240         5.82          7,201,797           451,440       6.27
  Long-term borrowings               1,348,105               85,006         6.31          3,014,813           162,468       5.39
                                   -----------            ---------                    ------------         ---------
       Total interest
       bearing                      96,609,999            4,153,686         4.30         90,040,936         3,693,227       4.10
       liabilities                 -----------            ---------                    ------------         ---------


                                           Period Ended December 31, 1994
                                    -------------------------------------------
                                      Average                            Yield/
                                      Balance           Interest(1)       Rate
                                    ----------         ------------     ------

Interest earning assets:
  Interest bearing
  deposits                        $     23,407          $      863         3.69
  Federal funds sold                   922,192              34,206         3.71
  Taxable investment
    securities                      18,954,061           1,138,808         6.01
  Tax-exempt investment
    securities                       2,558,120             242,877         9.49
  Loans (net of unearned
  income)(2)(3)                     83,666,752           7,254,678         8.67
                                  ------------          ----------
      Total interest
        earning assets             106,124,532           8,671,432         8.17
                                                        ----------
Non-interest earning
 assets                              9,265,614
                                  ------------
      Total assets                $115,390,146
                                  ============

Interest bearing
 liabilities:
  Now and Money Market            $ 32,797,203             712,397         2.17
  Savings deposit                   14,669,681             361,663         2.47
  Time $100,000 and over             3,979,398             182,893         4.60
  Other time                        30,556,971           1,371,466         4.49
  Short-term borrowings                962,416              47,363         4.92
  Long-term borrowings               7,604,542             376,319         4.95
                                   -----------           ---------
       Total interest
       bearing                      90,570,211           3,052,101         3.37
       liabilities                 -----------           ---------


  Non-interest bearing
  liabilities:
    Demand deposits                 14,366,249                                           12,664,966
    Other                            2,024,270                                            1,591,422
                                  ------------                                         ------------
     Total non-interest
     bearing liabilities            16,390,519                                           14,256,388
                                  ------------                                         ------------
    Stockholders' equity            11,857,811                                           11,123,747
                                  ------------                                         ------------
     Total liabilities
     and stockholders'
     equity                       $124,858,329                                         $115,421,071
                                  ============                                         ============
Net interest income/
 interest rate margin                                   $6,223,658         4.70                           $ 5,957,692       4.97
                                                        ==========                                        ===========

Earning balance/
 net yield on interest
 earning assets                   $ 18,752,825                             5.39        $ 16,410,134                         5.60
                                  ============                                         ============


 Non-interest bearing
  liabilities:
    Demand deposits                 12,891,149
    Other                            1,500,588
                                  ------------
     Total non-interest
     bearing liabilities            14,391,737
                                  ------------
    Stockholders' equity            10,428,198
                                  ------------
     Total liabilities
     and stockholders'
     equity                       $115,390,146
                                  ============
Net interest income/
 interest rate margin                                   $5,619,331         4.80
                                                        ==========

Earning balance/
 net yield on interest
 earning assets                   $ 15,554,321                             5.30
                                  ============

(1) Tax effect increases in interest income on municipal loans and securities were $177,594 for 1996, $148,105 for 1995 and $147,446 for 1994. The
     federal tax rate of 34% was used for the three years ended December 31, 1996.

(2) Included in interest on loans are loan fees which totaled $319,841 for 1996, $199,164 for 1995 and $202,900 for 1994.

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




                                     1996 as compared to 1995                      1995 as compared to 1994
                                        Due to a change in                             Due to a change in
                              --------------------------------------         -------------------------------------
                              Volume            Rate           Total         Volume           Rate           Total
                              ------            ----           -----         ------           ----           -----
Interest and
dividend income:
  Interest bearing
  deposits                  $   (683)       $               $   (683)      $    (562)       $   382        $   (180)
  Federal funds sold         (48,546)         (2,222)        (50,768)         68,706         24,452          93,158
  Taxable investment
  securities                 506,906          15,733         522,639        (105,249)        60,383         (44,866)
  Tax-exempt
  investment
  securities                 167,491         (28,576)        138,915             (23)         (3,790)        (3,813)
  Loans (net of
  earned income)              (6,799)        123,121         116,322          60,192         874,996        935,188
                            --------        --------        --------       ---------        --------       --------
    Total interest
    and dividend
    income                   618,369         108,056         726,425          23,064         956,423        979,487
                            --------        --------        --------       ---------        --------       --------
Interest and
dividend expense:
  Now and money
  market                     (11,115)        (28,040)        (39,155)        (98,716)         12,965        (85,751)
  Regular savings             42,490         (14,245)         28,245         (24,804)         28,995          4,191
  Time deposits,
  $100,000 and over           60,093          13,896          73,989           9,032          42,756         51,788
  Other time                 333,886         156,156         490,042         150,119         330,553        480,672
  Short-term
  borrowings                  18,139         (33,339)        (15,200)        387,669          16,408        404,077
  Long-term
  borrowings                (101,574)         24,112         (77,462)       (244,728)         30,877       (213,851)
                            --------        --------        --------       ---------        --------       --------
    Total interest
    and dividend
    expense                  341,919         118,540         460,459         178,572         462,554        641,126
                            --------        --------        --------       ---------        --------       --------
Net interest income         $276,450        $(10,484)       $265,966       $(155,508)       $493,869       $338,361
                            ========        ========        ========       =========        ========       ========

INVESTMENT PORTFOLIO

          As of December 31, 1993, the Company adopted Statement of Financial Accounting Standard No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities". SFAS 115 provides for the categorization of investments into three groups and further provides for the accounting and reporting treatment of each group. Investments may be classified as held-to-maturity, available-for-sale, or trading. The Company does not purchase or hold any investment securities for the purpose of trading such investments. The following table sets forth the carrying amounts of the Company's investment securities as of December 31, 1996 and 1995:


                                                      1996             1995
                                                   ----------       ----------

Investments available-for-sale
  (at market):

     U.S. Treasury Securities and                 $  2,489,922      $1,011,563
       obligations of government
       corporation and agencies
     Obligations of states and
       political subdivisions                        3,259,182       2,055,546

Mortgage-backed Securities                          12,707,554       5,046,368
                                                   -----------      ----------
   Total........................                   $18,456,658      $8,113,477
                                                   ===========      ==========



                                                     1996            1995
                                                   -----------    -----------


Investments held-to-maturity (at amortized cost):

          U.S. Treasury Securities and              $  500,528     $ 1,301,634
            obligations of government
            corporation and agencies
          Obligations of states and
            political subdivisions                   1,531,166       1,717,256

Mortgage-backed Securities                           9,943,442      11,980,920
                                                   -----------     -----------

   Total.....................                      $11,975,136     $14,999,810
                                                   ===========     ===========

Federal Reserve Bank Stock                         $    80,250     $    80,250
Federal Home Loan Bank Stock                       $   739,600     $   739,600

The following table sets forth the maturities of investment securities as of December 31, 1996 and the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security). Various securities included below are redeemable at various times. Fully taxable equivalent adjustments have been made in calculating yields on obligations of states and political subdivisions. For securities with variable or adjustable interest rates, the rate in effect as of December 31, 1996 was used for this schedule.



                       Under                   1-5                 5-10              Over 10
                      1 Year        Yield     Years       Yield    Years    Yield     Years      Yield     Total        Yield
                      ------        -----     -----       -----    -----    -----     -----      -----     -----        -----
Held-to-maturity
   securities
U.S. Treasury
 securities and
 obligations of
 U.S. government
 corporations and
 agencies            $  500,528      6.74%  $                %  $               %   $                   $   500,528      6.74%
Obligations of
 states and
 political
 subdivisions           160,466      6.73   1,370,700     6.72                                            1,531,166      6.72
Mortgage-backed
 securities             139,181      8.93     985,380     7.87   4,438,222   6.69   4,380,659     6.99    9,943,442      6.93
                     ----------            ----------           ----------         ----------           -----------
Total                 $ 800,175      7.21  $2,356,080     7.25  $4,438,222   6.69  $4,380,659     6.99  $11,975,136      6.92
                      =========            ==========           ==========         ==========           ===========



Available-for-sale
  securities
U.S. Treasury
 securities and
 obligations of
 U.S. government
 corporations and
 agencies             $ 501,247      6.86% $1,987,694     6.52%  $             %   $                 %   $2,488,941      6.53%
Obligation of
 states and political
 subdivisions                                 171,690     7.16     834,274   5.41   2,213,027     5.33    3,218,991      5.37

Mortgage-backed
 securities             170,038      6.11     545,540     7.63   2,055,462   6.61  10,013,040     6.89   12,784,080      6.88
                     ----------            ----------           ----------        -----------           -----------
   Total
                      $ 671,285      6.50  $2,704,924     6.80  $2,889,736   6.26 $12,226,067     6.63  $18,492,012      6.60
                     ==========            ==========           ==========        ===========           ===========
Total portfolio *    $1,471,460      6.96  $5,061,004     6.98  $7,327,958   6.54 $16,606,726     6.74  $30,467,148      6.72
                     ==========            ==========           ==========        ===========           ===========


* Does not include Federal Home Loan Bank stock and Federal Reserve Bank stock with carrying amounts of $739,600 and $80,250, respectively.


LOAN PORTFOLIO

          Four areas in which the Bank has directed most of its lending activities are (i) commercial and commercial real estate loans, (ii) residential real estate loans, (iii) municipal loans, and (iv) consumer loans. As of December 31, 1996, these four categories accounted for approximately 30.32%, 60.15%, 1.05% and 8.41% respectively, of the Bank's loan portfolio.

          The following table summarizes the distribution of the Bank's loan portfolio as of December 31 of each of the years indicated:

                                                       (In Thousands)

                                               1996                    1995
                                               ----                    ----
Commercial and
Commercial Real Estate                       $26,841                  $24,431
Residential Real Estate                       53,243                   50,127
Municipal                                        931                    1,054
Consumer                                       7,441                    6,081
Other Loans                                       60                       16
                                             -------                  -------
  Total*                                     $88,516                  $81,709
                                             =======                  =======


* Before unearned income and allowance for possible loan losses. Loans are not categorized according to the same criteria used in the annual report.

         Loan maturities for commercial, real estate, municipal, and consumer loans at December 31, 1996 were as follows:

                                        Maturities (In Thousands)
                        -------------------------------------------------------
                        Within         One to          Over Five
                       One Year      Five  Years         Years          Total
                       --------      -----------         -----          -----
Commercial
and Commercial
Real Estate.            $2,623        $ 5,775          $18,443         $26,841
Residential
Real Estate.               758            907           51,578          53,243
Municipal...               568            107              256             931
Consumer....               695          6,684               62           7,441
Other.......                60              0                0              60
                        ------        -------          -------         -------
  Total*                $4,704        $13,473          $70,339         $88,516
                        ======        =======          =======         =======


         Loan maturities for variable and fixed rate loans with a maturity of greater than one year at December 31, 1996 were as follows before allowance for possible loan losses and unearned income:

                                           Maturities (In Thousands)
                                          ---------------------------
                                             One to         Over Five
                                          Five Years          Years
                                          ----------          -----
Variable rate                               $ 4,267          $53,745
Fixed rate                                    9,206           16,594
                                            -------          -------
  Total*                                    $13,473          $70,339
                                            =======          =======

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


                                           1996                1995
                                         --------           -------

Loans on nonaccrual                      $530,784           $495,705

Loans past due 90 days or
 more and still accruing                   87,141             45,598
                                         --------           --------

  Total                                  $617,925           $541,303
                                         ========           ========


         The amount of interest income recorded during 1996 and 1995 on nonaccrual loans outstanding at December 31, 1996 and 1995 amounted to $49,312 and $22,470, respectively. Had these loans performed in accordance with their original terms, the amount recorded would have been $114,920 and $70,303 in 1996 and 1995, respectively.

         Total loans not included above which are "troubled debt restructurings" as defined in Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring" is $260,943. If such restructured loans had been current in accordance with their original terms, the gross interest income that would have been recorded in the year ended December 31, 1996 would have been $27,078. The amount of interest income on such restructured loans included in net income for the year ended December 31, 1996 was $22,901.

         Loans past due 90 days or more still accruing interest as of December 31, 1996 consisted primarily of first mortgage loans which are currently in the process of collection and as to which management believes there is adequate security.

         The difference between gross interest income that would have been reported for the fiscal year ended December 31, 1996 had the nonaccrual loans above been current, and interest income on these loans that was included in net income, is $65,608.

SUMMARY OF LOAN LOSS EXPERIENCE

         The following table summarizes historical data of the Bank with respect to loans outstanding, loan losses and recoveries, and changes in the allowance for possible loan losses:

                                                  1996                1995
                                               ----------           ----------

Allowance for possible loan losses,
 beginning of period                           $1,359,979           $1,566,919
                                               ----------           ----------
Charge offs:
  Real estate-mortgage loans                     (103,600)            (172,612)
  Real estate commercial/
  industrial loans                               (105,500)            (177,280)
  Loans to individuals                           ( 31,601)            ( 24,514)
                                               ----------          -----------

                                                 (240,701)            (374,406)
                                               ----------          -----------


Recoveries:
  Real estate-mortgage loans                      10,494               23,563

  Real estate
  Commercial/industrial loans                     10,906               29,547

  Loans to individuals                            13,626                1,856
                                               ---------           ----------

                                                  35,026               54,966
                                               ---------           ----------

Net charge offs                                 (205,675)            (319,440)
                                               ---------           ----------

Provision for loan losses                        152,000              112,500
                                               ---------           ----------


Allowance for possible loan
 losses, end of period                        $1,306,304           $1,359,979
                                              ==========           ==========

Ratio of net charge offs to
 average loans                                      .24%                 .38%

Ratio of allowance for loan
 losses to year-end loans                          1.48%                1.66%

         The provisions to the allowance for possible loan losses are sufficient to maintain the allowance at a level which in the judgment of management is adequate to absorb any potential loss in existing loans.

         The following table reflects the allocation of the allowance for possible loan losses and the percent (based on loan portfolio schedule on page
12) of loans in each category of total outstanding loans as of December 31 for each of the years indicated:

                                   1996                          1995
                                   ----                          ----
                           Amount        Percent        Amount         Percent
Residential Real
Estate                   $  473,431       60.15%       $  486,327       61.35%
Commercial and
Commercial Real Estate      793,789       30.32%          824,329       29.90%
Consumer                     37,516        8.41%           46,481        7.44%
Municipal                     1,568        1.05%            2,842        1.29%
Other Loans                       0         .07%                0         .02%
                         ----------      -------       ----------      -------
  Total                  $1,306,304      100.00%       $1,359,979      100.00%
                         ==========      =======       ==========      =======


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

         As of December 31, 1996, the Bank had a total of $16,116,453 in demand deposit accounts and $89,568,915 in NOW and money market, time and savings deposit accounts for individuals, corporations and other entities. Of total deposits of $105,685,368, eighty-five percent (85%) were in interest bearing categories and fifteen percent (15%) were in non-interest bearing categories.

         The following table shows the average deposits and average interest rate paid for the last two years:

                              Year Ended                     Year Ended
                         December 31, 1996                December 31, 1995
                       ----------------------         -----------------------
                          Average     Yield/            Average        Yield/
                          Balance      Rate             Balance         Rate
                       ------------   ------          -----------      ------
Demand deposits        $ 14,366,249      0%           $12,664,966         0%
NOW and Money Market
  Accounts               27,793,406   2.11%            28,301,004      2.21%
Savings                  15,337,440   2.57%            13,677,079      2.67%
Time, $100,000 and over   5,191,984   5.95%             4,167,647      5.63%
Other time deposits      39,439,407   5.94%            33,678,596      5.50%
                       ------------                   -----------
    Total              $102,128,486                   $92,489,292
                       ============                   ===========

         As of December 31, 1996, the Bank had time deposits in amounts of $100,000 or more aggregating $5,392,466. These certificates of deposit mature as follows:

         Maturity                                          Amount
         --------                                          ------
3 months or less                                         $1,338,677
Over 3 months through 6 months                            1,147,289
Over 6 months through 12 months                             601,321
Over 12 months                                            2,305,179
                                                         ----------
   Total                                                 $5,392,466
                                                         ==========

RETURN ON EQUITY AND ASSETS

         The following summarizes various operating ratios of the Company for the last two years:

                                       1996                   1995
                                     --------               --------

Return on average total assets
(net income divided by average
total assets)                          1.02%                  1.10%

Return on average stockholders'
equity (net income divided
by average stockholders' equity)      10.77%                 11.46%

Dividend payout ratio (dividends
declared per share divided by
net income per share)                 35.13%                 27.07%

Equity to assets ratio (average
stockholders' equity divided by
average total assets)                 9.50%                  9.64%

SHORT-TERM BORROWINGS

         The Company engages in certain borrowing arrangements throughout the year. These are ordinary consequences of bank business. Such short-term borrowings consist of Federal Funds purchased and Federal Home Loan Bank (FHLB) advances. The following table summarizes short-term borrowings whose average balance outstanding during the year exceeded thirty percent (30%) of total stockholders' equity at December 31 for the years indicated:

                                                    Federal Home Loan Bank
                                                           advances
                                                         December 31,
                                                  -------------------------
                                                     1996           1995
                                                     ----           ----
Balance at end of period                          $ 4,908,225    $7,000,000
Maximum amount outstanding
 at any month-end during period                   $10,691,525    $9,000,000
Average amount outstanding                        $ 7,499,657    $7,201,797
Weighted Average interest rate                          5.82%         6.27%
Weighted Average interest rate at
 end of period                                          5.92%         6.09%


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

         The following table lists the properties owned by the Company. The Company owns all of the offices, from which the Company and Bank currently operate.

OFFICE LOCATION

Highland Street
W. Plymouth, NH
(Main Office)

1-3 Highland Street
Plymouth, NH

Route 49
Campton, NH

Route 3
Ashland, NH

Route 3
North Woodstock, NH

         At December 31, 1996 the total net book value of the Company's premises and equipment was $3,979,403. Net book value amounts represent the net book value of land and improvements of these properties.

         The following table sets forth information with regard to automated teller machines owned and operated by the Company.

LOCATION

287 Highland Street
Plymouth, NH

1-3 Highland Street
Plymouth, NH

Shop-N-Save
Old Route 25
Plymouth, NH

Route 49
Campton, NH

North Main Street
Ashland, NH

                           ITEM 3 - LEGAL PROCEEDINGS

         There are no known pending material legal proceedings to which the Company or the Bank are a party, or to which any of their properties are subject, other than ordinary litigation arising in the normal course of business.

          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of 1996, no matter was submitted to a vote of stockholders of the Company.

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

         The following table summarizes the Company's dividend history for the fiscal years ended December 31, 1996, December 31, 1995 and December 31, 1994, respectively.

                                           Per Share Dividend History
                                             Years Ended December 31,
                                    -----------------------------------------
                                     1996              1995              1994
                                     ----              ----              ----
Dividends Per Share*                $ .65             $ .50             $ .40

Net Income Per Share*                1.85              1.85              1.53

Dividends/Net Income                35.13%            27.07%            26.13%

* Based on 690,401 weighted average shares outstanding for 1996, 691,188 weighted average shares outstanding for 1995 and 751,020 weighted average shares outstanding for 1994.

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

         As a practical matter, the Company's ability to pay dividends is generally limited by the Bank's ability to dividend funds to the Company. As a national bank, the declaration and payment of dividends by the Bank must be in accordance with the National Bank Act. More specifically, applicable law provides that the Board of Directors may declare quarterly, semiannual and annual dividends so long as the Bank carries at least ten percent (10%) of its net profits for the preceding half year in its surplus fund, and, in the case of annual dividends, has carried not less than one-tenth of its net profits of the preceding two consecutive half year periods in its surplus fund. National banks are required to obtain the approval of the Office of the Comptroller of the Currency if the total dividends declared by it in any calendar year exceed the total of its net profits for that year combined with any retained net profits of the preceding two years less any required transfers. In addition to such statutory requirements, the payment of an excessive dividend which would deplete a bank's capital base to an inadequate level could be considered to be an unsafe or unsound banking practice and be a basis for supervisory action by the Office of the Comptroller of the Currency. As of December 31, 1996, approximately
$2,407,449, of the undistributed net income of the Bank was theoretically available for distribution to the Company as dividends. However, the ability of the Bank to declare and pay such dividends would be subject to safe and sound banking practices.

         The current and future dividend practices of the Bank and the Company will continue to bear a correlation to the level of the Company's and the Bank's current and expected earnings stream, the capital needs of the Bank, and the perceptions of the marketplace. Subject to the foregoing, and consistent with the terms of the Agreement and Plan of Merger which the Company and Bank signed on March 14, 1997 with The Berlin City Bank of Berlin, New Hampshire and Northway Financial, Inc. during 1997, the Company intends to maintain its mid-year dividend in the range of $.15 per share and yearly dividend in the range of $.29 per share. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Matters").

NATURE OF TRADING MARKET

         As of March 1, 1997, the Company's Common Stock is owned by approximately 412 stockholders of record. The Common Stock of the Company is not actively traded and is not listed on any public exchange or the National Association of Securities Dealer's Automatic Quotation System ("NASDAQ"). On rare occasions, shares are traded between individuals or through one or more local broker-dealers. Because there is no established market for the Company's shares, the following table represents management's best knowledge and belief of the prices paid in the isolated transactions which have occurred during the past two years. However, the prices set forth may not be indicative of current value.

                                                      PRICE
                                             ----------------------
FOR THE QUARTER ENDED                         HIGH              LOW
---------------------                         ----              ---
March 31, 1995                               $ 9.00         $  8.50
June 30, 1995                                  9.25            9.00
September 30, 1995                            10.25            9.00
December 31, 1995                             11.50           10.25

March 31, 1996                               $10.50         $  9.50
June 30, 1996                                 11.00           10.00
September 30, 1996                            12.00           11.00
December 31, 1996                             12.00           11.00

March 14, 1997                                13.50           13.00


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

    During the first quarter of 1995, a total of 31,700 shares were redeemed from five (5) shareholders at a price of $10.00 per share. The aggregate gross consideration for the redemption amounted to $317,000. The Company did not incur any debt in connection with the redemption.

    The net effect of the redemptions resulted in a reduction in the Company's outstanding common stock by 8.2% hereby slightly increasing the net per share book value to remaining shareholders.

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

                        ITEM 6 - SELECTED FINANCIAL DATA

         The following selected financial information for the periods ended December 31, 1996, 1995, 1994, 1993 and 1992 is based on the Company's audited consolidated financial statements.


                                                                    Selected Financial Data

Balance Sheet Data                    1996                1995                1994                 1993                1992
                                     ------              ------              ------               ------              -----
Total assets                      $128,979,132         $117,322,517        $113,169,496         $115,449,751        $112,539,477
 Interest bearing
 deposits with other
 banks                                                                                                                    99,527
 Net loans                          87,095,923           80,087,042          83,931,150           81,407,257          79,818,995
 Investment in
 Securities                         31,251,644           23,933,137          19,677,672           24,187,508          19,529,109
 Deposits                          105,685,368           96,416,217          91,765,597           93,769,761          97,981,681
 Borrowings                          8,702,525            7,491,525           8,991,525            9,850,700           3,139,000
 Stockholders' equity               12,213,909           11,394,058          10,719,723           10,243,299           9,597,961
Operating data
 Interest and dividend
 income                           $ 10,199,750         $  9,502,814        $  8,523,986           $8,147,431        $  9,355,064
 Interest expense                    4,153,686            3,693,227           3,052,101            3,265,243           4,272,141
                                  ------------         ------------        ------------           ----------        ------------
 Net interest and
 dividend income                    6,046,064             5,809,587           5,471,885            4,882,188           5,082,923
 Provision for loan
 losses                               152,000               112,500             120,000              180,000             975,000
                                  -----------          ------------        ------------           ----------        ------------
 Net interest and
 dividend income after
 provision for loan
 losses                             5,894,064             5,697,087           5,351,885            4,702,188           4,107,923
 Other income                         673,525               680,156             724,390              684,249             781,679
 Other expense                      4,662,318             4,474,249           4,372,877            4,423,205           4,426,466
                                  -----------          ------------        ------------           ----------        ------------
 Income before income
 taxes                              1,905,271             1,902,994           1,703,398              963,232             463,136
 Provision for income
 taxes                                628,020               627,700             552,416              131,414              23,500
                                  -----------          ------------        ------------           ----------        ------------
 Net income                       $ 1,277,251           $ 1,275,294         $ 1,150,982          $   831,818        $    439,636
                                  ===========           ===========         ===========          ===========        ============
 Per share data
 Earnings per share(1)                  $1.85                 $1.85               $1.53                $1.11               $ .58
 Dividends declared per
 share                                    .65                   .50                 .40                  .25                 .20
 Book value per share                   17.69                 16.50               14.85                13.62               12.76
Financial ratios
 Net yield on interest
 earning assets                          5.39%                 5.60%               5.30%                4.94%               5.15%
 Interest rate margin                    4.70                  4.97                4.80                 4.46                4.62
 Net income as a
 percentage of
   Average assets                        1.02                  1.10                1.00                  .74                 .39
   Average equity                       10.77                 11.46               11.04                 8.33                4.58
 Dividend payout ratio                  35.13                 27.07               26.13                22.60               34.21
 Average equity to
 average assets                          9.50                  9.64                9.04                 8.91                8.53
 ---------------------
 (1) Computed using the number of weighted average shares outstanding.

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

         In light of the economic climate in the region, Management is pleased with the results for the fiscal year ended December 31, 1996, which resulted in net income of $1,277,251 and the declaration of dividends amounting to $448,761 or $.65 per share. The Bank's capital ratios and reserves are considered to be healthy, the lending staff is seasoned, the Bank's traditional, conservative practices will continue, and the Bank's facilities are modern, with ample space for any foreseeable growth. As a community bank, the Bank's health and profitability is somewhat dependent upon the local economy and other pressures on community banks, such as the increasing costs of regulation and FDIC insurance premiums.

         Growth of the Bank during the late 1980s resulted in crowded conditions which necessitated an increase in working space. In 1990 the West Plymouth office became the main office of the Bank.

         The  Bank's  market  area  is   reasonably   stable  with  no  business
concentrations other than the resort business.

RESULTS OF OPERATIONS

         Net income for the fiscal year ended December 31, 1996 was $1,277,251 as compared with $1,275,294 for the year ended 1995 and $1,150,982 for the year ended 1994. Interest and fees on loans, the Company's primary source of income, for the year ended December 31, 1996 amounted to $8,257,107, $8,123,043 in 1995 and $7,189,810 in 1994. This represents an increase of 1.65% from 1995 to 1996. An increase in loan rates is the primary reason for this increase. Total interest expense for the fiscal year ended December 31, 1996 was $4,153,686 as compared with $3,693,227 for 1995 and $3,052,101 for 1994. These increases reflect an increase in short term rates.

         For the fiscal year ending December 31, 1996 other income decreased by $6,631 or .97% from December 31, 1995 and decreased $44,234 or 6.1% from December 31, 1994 to December 31, 1995. Other expense in 1996 increased by $188,069 or 4.2% compared to an increase of $101,372 or 2.3% from 1994 to 1995.
An increase in equipment expenses primarily contributed to this result.

         At December 31, 1996, the Bank's Allowance for Possible Loan Losses ("APLL") amounted to $1,306,304, which was $53,675 less than the $1,359,979 balance at December 31, 1995. During 1996, the Bank made provisions to the APLL of $152,000 for loan losses as compared to $112,500 in 1995. This compares with provisions of $120,000 in 1994. Provisions are based on the evaluation by management and the Board of current and anticipated economic conditions, changes in character and size of the loan portfolio and other indicators. The balance in the APLL is considered adequate by management and the Board to absorb the risk of loss inherent in the Bank's loan portfolio. Increased provisions during 1996 reflect the growth of the loan portfolio.

         In this regard, the APLL was $1,306,304 or 1.48% of total loans at December 31, 1996, as compared with $1,359,979 or 1.66% of total loans for the fiscal year ended December 31, 1995.

         As of December 31, 1996, non-performing loans (nonaccrual loans and loans past due 90 days or more) totaled $617,925, or .70% of total loans as compared to $541,303 or .66% at December 31, 1995. This represents an increase of $76,622.

         The ratio of APLL to nonaccrual loans for December 31, 1996 was 246.1% as compared to 274.3% for December 31, 1995.

         The ratio of APLL to nonaccrual loans plus loans which are past due ninety (90) days or more for December 31, 1996 was 211.4% as compared to 251.2% for December 31, 1995.

         The ratio of nonperforming assets (non-performing loans and OREO) to total assets for December 31, 1996 was .52% as compared to .51% for December 31, 1995.

         Net charge-offs totaled $205,675 or .23% of total loans as of December 31, 1996 as compared to $319,440 or .39% of total loans as of December 31, 1995.

         The Company's assets increased to $128,979,132 at year end December 31, 1996 as compared to $117,322,517 at year end December 31, 1995 and $113,169,496 at year end 1994. This represents a 9.94% increase from December 31, 1995. Net loans increased by 8.8% from December 31, 1995 to the period ended December 31, 1996 and deposits increased by 9.61% for the same period.

         The average yield on interest earning assets for 1996, 1995 and 1994 was 9.00%, 9.07% and 8.17%, respectively. For 1996, this represents a 7 basis point decrease in yield on assets. The cost of interest bearing liabilities was 4.30% in 1996, 4.10% in 1995 and 3.37% in 1994. For 1996, this represents a 20 basis point increase in cost of funds.

         Nonaccrual loans totaled $530,784 as of December 31, 1996, as compared with $495,705 at December 31, 1995. Management devotes significant time and resources to the resolution of nonaccrual loans and does not believe that this $35,079 increase in aggregate nonaccrual loans is indicative of any trend.


LIQUIDITY AND CAPITAL RESOURCES

         Banking institutions measure liquidity as the ability to meet unexpected deposit withdrawals of a short-term nature and to meet increased loan demand. It is Management's objective to ensure a continuous ability to meet cash needs as they arise. As of December 31, 1996 the Bank's liquidity ratio stood at 14.1% as compared to 11.6% at December 31, 1995. With available Federal Home Loan Bank of Boston (FHLB) Advances included, these ratios become 32.8% and 35.5% respectively.

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

         Given the uncertain nature of customers' demands as well as the Bank's desire to take advantage of earnings enhancement opportunities, the Bank must have available adequate sources of on and off balance sheet funds that can be acquired in time of need. Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity must be supplemented with alternative sources such as Fed Funds and Lines of Credit, Federal Home Loan Bank Advances, and wholesale and retail repurchase agreements.

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

         The equity capital of the Company as of December 31, 1996 amounted to $12,213,909. This represents a 7.20% increase over the equity capital at December 31, 1995. The increase is attributable to a 9.32% increase in retained earnings. Equity capital as a percent of total assets amounted to 9.47% as of December 31, 1996, a decrease of approximately .24% from year end 1995.

         The Bank and the Company are required to maintain capital levels consistent with the "risk-based capital guidelines" adopted by the Office of the Comptroller of the Currency and the Federal Reserve System. The Office of the
Comptroller of the Currency's capital guidelines require a ratio of Total Capital (consisting of capital, surplus and the allowance for loan losses up to 1.25% of risk weighted assets), to be equal to at least 8.0%. Additionally, the Bank must maintain Tier 1 capital (which under the regulations, consists of Common Stockholders equity, noncumulative perpetual preferred stock and related surplus, and minority interests in the equity accounts of consolidated subsidiaries) in amounts not less than 4.00% of adjusted total assets (or 100 to 200 basis points higher in the case of the banks which do not receive the best composite ratings). At December 31, 1996 the actual Risk Based Capital of the Bank was 16.01% for Tier 1 and 17.35% for Total Capital and the Leverage Capital was 9.46%, substantially exceeding current applicable and any known future minimum regulatory requirements.

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

                               PEMI BANCORP, INC.
                            RATE SENSITIVITY ANALYSIS
                             AS OF DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                 0-3          3 months        6 months        1 year to     Over 5
                               Months        to 6 months      to 1 year        5 years       years         Total
                               ------        -----------      ---------        -------       -----         -----
Interest earning assets:
  Loans                       $ 18,951        $  8,528        $ 15,326        $27,692       $17,619       $ 88,116
  FHLB/FRB Bank stock              740                                                           80            820
  Available-for-sale
  securities*                      501                             170          2,705        15,116         18,492
  Held-to-maturity
  securities*                                      500             300          2,356         8,819         11,975
                              --------        --------        --------        -------       -------       --------
    Total interest
    earning assets            $ 20,192        $  9,028        $ 15,796        $32,753       $41,634       $119,403
                              ========        ========        ========        =======       =======       ========
Interest bearing
liabilities:
  Time CD's $100,000 and
  over                        $  1,467        $  1,019        $    501        $ 2,405       $             $  5,392
  Other time deposits            9,924           5,945          10,770         13,962            35         40,636
  Money market accounts         13,493                                                                      13,493
  Regular savings                                                4,227                       11,412         15,639
  NOW accounts                     128                                                       14,281         14,409
  FHLB advances                  1,211           3,500             197          3,795                        8,703
                              --------        --------        --------        -------       -------       --------
     Total interest
     bearing liabilities      $ 26,223        $ 10,464        $ 15,695        $20,162       $25,728       $ 98,272
                              ========        ========        ========        =======       =======       ========

Period sensitivity gap        $ (6,031)       $ (1,436)       $    101        $12,591       $15,906       $ 21,131
Cumulative sensitivity
gap                             (6,031)         (7,467)         (7,366)         5,225        21,131
Period sensitivity gap
as a percentage of
interest earning assets          (5.05)%         (1.20)%          .08%         10.54%         13.32%
Cumulative sensitivity
gap as a percentage
of interest earning
assets                           (5.05)%         (6.25)%        (6.17)%         4.38%         17.70%
* Amortized cost

OTHER MATTERS

         On March 14, 1997, the Boards of Directors of the Company, the Bank, The Berlin City Bank ("Berlin"), a New Hampshire chartered commercial bank with its principal place of business in Berlin, New Hampshire and Northway Financial, Inc. ("Northway"), a New Hampshire corporation, which is being formed by Berlin to become a multi-bank holding company for Berlin and the Bank, executed a definitive agreement and plan of merger (the "Agreement").

         Pursuant to the terms of the Agreement, Northway will become the bank holding company for Berlin in a transaction whereby each issued and outstanding share of Berlin common stock will be exchanged for 16 shares of Northway common stock (the "Northway Common Stock"). Thereafter, Northway will acquire the common stock of the Company in a transaction whereby each share of the Company's common stock issued and outstanding prior to the effective time will be exchanged for 1.0419 shares of Northway Common Stock.

         The transaction, which is subject to approval by state and federal regulators and by the respective shareholders of each institution, has been structured to be tax-free to the shareholders of each institution.

         Upon consummation, the Board of Directors of Northway will consist of six of the current directors of Berlin and four of the current directors of the Company. William J. Woodward, the current Chairman, President and Chief Executive Officer of Berlin will serve as Chairman of the Board, President and Chief Executive Officer of Northway. Fletcher W. Adams, the current President and Chief Executive Officer of the Company and the Bank, will serve as Vice Chairman of the Board of Directors of Northway.

         The parties anticipate consummating the transactions contemplated by the Agreement in the second half of 1997. The financial information reflected in this Annual Report does not take into account the potential effects of such transaction.

              ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 Index to Financial Statements                            Page
 -----------------------------                            ----
          Accountants' Opinion, January 16, 1997
          except for Note 10, as to which the
          date is March 7, 1997......................     F-1

          Consolidated Balance Sheets at December
          31, 1996 and 1995..........................     F-2

          Consolidated Statements of Income for
          Years Ended December 31, 1996, 1995
          and 1994...................................     F-3

          Consolidated Statements of Changes in
          Stockholders' Equity for Years Ended
          December 31, 1996, 1995 and 1994...........     F-4

          Consolidated Statements of Cash Flows
          for Years Ended December 31, 1996,
          1995 and 1994..............................     F-5

          Notes to Financial Statements..............     F-7

The Board of Directors
and Stockholders
Pemi Bancorp, Inc.
Plymouth, New Hampshire

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheets of Pemi Bancorp, Inc. and Subsidiary as of December 31, 1996 and 1995 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pemi Bancorp, Inc. and Subsidiary as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                              SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts
January 16, 1997, except for Note 10,
   as to which the date is March 7, 1997

                                         PEMI BANCORP, INC. AND SUBSIDIARY

                                            CONSOLIDATED BALANCE SHEETS

                                            DECEMBER 31, 1996 AND 1995

ASSETS                                                                                   1996               1995
------                                                                               ------------      ------------
Cash and due from banks                                                              $  4,979,633      $  4,918,670
Federal funds sold                                                                                        3,300,000
                                                                                     ------------      ------------
           Cash and cash equivalents                                                    4,979,633         8,218,670
Investments in available-for-sale securities (at fair value)                           18,456,658         8,113,477
Investments in held-to-maturity securities (fair values of $11,879,497 as of
   December 31, 1996 and $14,926,264 as of December 31, 1995)                          11,975,136        14,999,810
Federal Reserve Bank stock, at cost                                                        80,250            80,250
Federal Home Loan Bank stock, at cost                                                     739,600           739,600
Loans, net                                                                             87,095,923        80,087,042
Premises and equipment                                                                  3,979,403         3,481,386
Other real estate owned                                                                    54,193            61,701
Accrued interest receivable                                                               863,612           855,135
Other assets                                                                              754,724           685,446
                                                                                     ------------      ------------
                                                                                     $128,979,132      $117,322,517
                                                                                     ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Demand deposits                                                                     $  16,116,453     $  14,023,174
Savings and NOW deposits                                                               43,540,576        40,933,371
Time deposits                                                                          46,028,339        41,459,672
                                                                                    -------------     -------------
           Total deposits                                                             105,685,368        96,416,217
Advances from Federal Home Loan Bank of Boston                                          8,702,525         7,491,525
Other liabilities                                                                       2,377,330         2,020,717
                                                                                    -------------     -------------
           Total liabilities                                                          116,765,223       105,928,459
                                                                                    -------------     -------------
Stockholders' equity:
   Common stock, par value $1.00 per share; authorized 2,000,000 shares;
     issued 751,901 shares; outstanding 690,401 shares                                    751,901           751,901
   Paid-in capital                                                                      2,384,329         2,384,329
   Retained earnings                                                                    9,714,379         8,885,889
   Treasury stock, at cost (61,500 shares)                                               (615,000)         (615,000)
   Net unrealized holding loss on available-for-sale securities                           (21,700)          (13,061)
                                                                                    -------------      ------------
           Total stockholders' equity                                                  12,213,909        11,394,058
                                                                                    -------------      ------------
                                                                                     $128,979,132      $117,322,517
                                                                                     ============      ============




 The accompanying notes are an integral part of these consolidated financial statements.

                                         PEMI BANCORP, INC. AND SUBSIDIARY

                                         CONSOLIDATED STATEMENTS OF INCOME

                                   YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                     1996            1995            1994
                                                                 -----------      ----------      ----------
Interest and dividend income:
   Interest and fees on loans                                    $ 8,257,107      $8,123,043      $7,189,810
   Interest and dividends on securities:
     Taxable                                                       1,616,581       1,093,942       1,138,808
     Tax-exempt                                                      249,466         157,782         160,299
   Other interest                                                     76,596         128,047          35,069
                                                                 -----------      ----------      ----------
           Total interest and dividend income                     10,199,750       9,502,814       8,523,986
                                                                 -----------      ----------      ----------
Interest expense:
   Interest on deposits                                            3,632,440       3,079,319       2,628,419
   Interest on advances from FHLB                                    519,604         610,675         418,929
   Interest on other borrowed funds                                    1,642           3,233           4,753
                                                                 -----------      ----------      ----------
           Total interest expense                                  4,153,686       3,693,227       3,052,101
                                                                 -----------      ----------      ----------
           Net interest and dividend income                        6,046,064       5,809,587       5,471,885
Provision for loan losses                                            152,000         112,500         120,000
                                                                 -----------      ----------      ----------
           Net interest and dividend income after provision
              for loan losses                                      5,894,064       5,697,087       5,351,885
                                                                 -----------      ----------      ----------
Other income:
   Service charges on deposit accounts                               259,879         253,302         266,532
   Securities gains, net                                                                              22,405
   Other income                                                      216,325         241,273         241,159
   Other deposit fees                                                178,022         178,781         161,369
   Gain on sales of other real estate owned, net                      19,299           6,800          32,925
                                                                 -----------      ----------      ----------
           Total other income                                        673,525         680,156         724,390
                                                                 -----------      ----------      ----------
Other expense:
   Salaries and employee benefits                                  2,390,189       2,376,100       2,282,176
   Occupancy expense                                                 340,735         297,112         308,864
   Equipment expense                                                 525,625         446,449         407,169
   Writedown of other real estate owned                               25,000          79,494          47,500
   Other real estate owned expense                                    16,400          13,450          42,560
   FDIC deposit insurance premium                                      2,000         135,165         240,722
   Stationery and supplies                                           135,582         123,672         109,353
   Postage expense                                                   116,380         101,773          95,298
   Other expense                                                   1,110,407         901,034         839,235
                                                                 -----------      ----------      ----------
           Total other expense                                     4,662,318       4,474,249       4,372,877
                                                                 -----------      ----------      ----------
           Income before income taxes                              1,905,271       1,902,994       1,703,398
Income taxes                                                         628,020         627,700         552,416
                                                                 -----------      ----------      ----------
           Net income                                            $ 1,277,251      $1,275,294      $1,150,982
                                                                 ===========      ==========      ==========
           Net income per share                                  $      1.85      $     1.85      $     1.53
                                                                 ===========      ==========      ==========







 The accompanying notes are an integral part of these consolidated financial statements.

                                      F-3



                                            PEMI BANCORP, INC. AND SUBSIDIARY

                                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                       YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                             Net Unrealized
                                                                                             Holding Gain
                                                                                             (Loss) On
                                 Common          Paid-in         Retained      Treasury      Available-For-
                                 Stock           Capital         Earnings      Stock         Sale Securities      Total
                                 -----------     -----------     ----------    ---------      --------------  -----------
Balance, December 31, 1993       $751,901         $2,384,329     $7,105,574    $                $   1,495     $10,243,299
Net income                                                        1,150,982                                     1,150,982
Net change in unrealized
   holding gain on available-
   for-sale securities                                                                            (75,797)        (75,797)
Dividends declared ($.40
   per share)                                                      (300,761)                                     (300,761)
Treasury stock purchased                                                        (298,000)                        (298,000)
                                 --------          ----------     ----------    ---------        ---------     -----------
Balance, December 31, 1994        751,901          2,384,329      7,955,795     (298,000)         (74,302)     10,719,723
Net income                                                        1,275,294                                     1,275,294
Net change in unrealized
   holding loss on available-
   for-sale securities                                                                              61,241         61,241
Dividends declared ($.50
   per share)                                                      (345,200)                                     (345,200)
Treasury stock purchased                                                        (317,000)                        (317,000)
                                 --------         ----------     ----------    ---------        ---------     -----------
Balance, December 31, 1995        751,901          2,384,329      8,885,889     (615,000)         (13,061)     11,394,058
Net income                                                        1,277,251                                     1,277,251
Net change in unrealized
   holding loss on available-
   for-sale securities                                                                             (8,639)         (8,639)
Dividends declared ($.65
   per share)                                                      (448,761)                                     (448,761)
                                 --------         ----------     ----------    ---------        ---------     -----------
Balance, December 31, 1996       $751,901         $2,384,329     $9,714,379    $(615,000)       $(21,700)     $12,213,909
                                 ========         ==========     ==========    =========        =========     ===========






 The accompanying notes are an integral part of these consolidated financial statements.



                                         PEMI BANCORP, INC. AND SUBSIDIARY

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                         1996              1995              1994
                                                                    ------------       -----------       -----------
Cash flows from operating activities:
   Net income                                                       $  1,277,251       $ 1,275,294       $ 1,150,982
   Adjustments to reconcile net income to net cash provided by operating activities:
       Donation of other real estate owned                                                   5,000
       Securities gains, net                                                                                 (22,405)
       Amortization, net of accretion of securities                      134,807           110,687           194,800
       Depreciation and amortization                                     354,777           317,405           284,257
       Provision for loan losses                                         152,000           112,500           120,000
       Deferred tax expense                                              100,020           108,700           152,985
       Increase (decrease) in taxes payable                              (10,856)         (160,143)          170,430
       Increase in interest receivable                                    (8,477)          (98,319)          (16,763)
       Increase (decrease) in interest payable                           281,263           471,682           (58,962)
       Increase (decrease) in accrued expenses                            40,979           (80,240)          (94,948)
       (Increase) decrease in prepaid expenses                           (71,657)          (67,966)            7,255
       Increase (decrease) in other liabilities                           24,254             4,277               (88)
       Amortization of core deposit intangible                            13,125
       (Increase) decrease in other assets                                  (394)              266            64,226
       Change in unearned income                                        (148,754)          (33,647)          (12,202)
       Gain on sales of other real estate owned, net                     (19,299)           (6,800)          (32,925)
       Writedown of other real estate owned                               25,000            79,494            47,500
                                                                    ------------       -----------       -----------

   Net cash provided by operating activities                           2,144,039         2,038,190         1,954,142
                                                                    ------------       -----------       -----------

Cash flows from investing activities:
   Proceeds from sales of other real estate owned                        134,307            78,506           206,765
   Purchases of Federal Home Loan Bank stock                                              (143,600)          (46,500)
   Purchases of available-for-sale securities                        (12,513,768)       (5,421,630)          (97,489)
   Proceeds from maturities of available-for-sale securities           2,120,332           258,355           881,886
   Purchases of held-to-maturity securities                                             (1,590,598)       (2,760,777)
   Proceeds from maturities of held-to-maturity securities             2,926,048         2,631,095         6,236,832
   Net (increase) decrease in loans                                   (7,175,272)        3,715,789        (2,721,844)
   Capital expenditures                                                 (627,794)         (248,004)         (300,226)
   Recoveries of previously charged-off loans                             35,026            54,966           164,778
                                                                    ------------       -----------       -----------

   Net cash provided by (used in) investing activities               (15,101,121)         (665,121)        1,563,425
                                                                    ------------       -----------       -----------



                                         PEMI BANCORP, INC. AND SUBSIDIARY

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                                    (continued)

                                                                    1996              1995              1994
                                                                ------------       ------------       ------------


Cash flows from financing activities:
   Cash received from acquisition of branch                        6,355,157
   Purchases of treasury stock                                                         (317,000)          (298,000)
   Repayment of advances from FHLB                               (37,391,621)       (25,589,000)       (19,052,000)
   Advances from FHLB                                             38,602,621         24,089,000         18,192,825
   Net increase (decrease) in demand deposits, NOW and
     savings accounts                                                924,325         (3,134,595)           330,315
   Net increase (decrease) in time deposits                        1,586,572          7,785,215         (2,334,479)
   Dividends paid                                                   (359,009)          (330,360)          (210,533)
                                                                ------------       ------------       ------------

   Net cash provided by (used in) financing activities             9,718,045          2,503,260         (3,371,872)
                                                                ------------       ------------       ------------

Net increase (decrease) in cash and cash equivalents              (3,239,037)         3,876,329            145,695
Cash and cash equivalents at beginning of year                     8,218,670          4,342,341          4,196,646
                                                                ------------       ------------       ------------
Cash and cash equivalents at end of year                        $  4,979,633       $  8,218,670       $  4,342,341
                                                                ============       ============       ============

Supplemental disclosures:
   Loans transferred to other real estate owned                 $    195,000       $      8,000       $    190,000
   Loans originating from sales of other real estate owned            62,500             13,500            264,625
   Held-to-maturity securities transferred to available-
     for-sale securities                                                              1,389,021            468,862
   Interest paid                                                   3,872,423          3,221,545          3,111,063
   Income taxes paid                                                 538,856            679,143            229,001

   Assets acquired and liabilities assumed from another
     financial institution:
       Cash received                                            $  6,355,157
       Overdraft protection loans                                      4,381
       Premises and equipment                                        225,000
       Core deposit intangible                                       175,000
       Deposits                                                    6,758,254
       Miscellaneous liabilities                                       1,284









 The accompanying notes are an integral part of these consolidated financial statements.


                        PEMI BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

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

         CASH AND CASH EQUIVALENTS:

         For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items, Federal Home Loan Bank overnight deposits, demand deposits due from banks and federal funds sold.

         SECURITIES:

         Investments in debt securities are adjusted for amortization of premiums and accretion of discounts computed on the straight-line method which has substantially the same effect as using the interest method. Gains or losses on sales of investment securities are computed on a specific identification basis.

         The Company classifies debt and equity securities into one of three categories: held-to-maturity, available-for-sale, or trading. This security classification may be modified after acquisition only under certain specified conditions. In general, securities may be classified as held-to-maturity only if the Company has the positive intent and ability to hold them to maturity. Trading securities are defined as those bought and held principally for the purpose of selling them in the near term. All other securities must be classified as available-for-sale.

               -- Held-to-maturity securities are measured at amortized cost in the balance sheet. Unrealized holding gains and losses are not included in earnings or in a separate component of capital. They are merely disclosed in the notes to the consolidated financial statements.

               -- Available-for-sale securities are carried at fair value on the balance sheet. Unrealized holding gains and losses are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of capital until realized.

               -- Trading securities are carried at fair value on the balance sheet. Unrealized holding gains and losses for trading securities are included in earnings

         LOANS:

         Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balances reduced by amounts due to borrowers on unadvanced loans, any charge-offs, the allowance for loan losses and net deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans.

         Interest on loans is generally recognized on a simple interest basis.

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

         The Statement is applicable to all loans, except large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value or at the lower of cost or fair value, leases, and convertible or nonconvertible debentures and bonds and other debt securities. The Company considers its residential real estate loans and consumer loans that are not individually significant to be large groups of smaller balance homogeneous loans.

         Factors considered by management in determining impairment include payment status, net worth and collateral value. An insignificant payment delay or an insignificant shortfall in payment does not in itself result in the review of a loan for impairment. The Company applies SFAS No. 114 on a loan-by-loan basis. The Company does not apply SFAS No. 114 to aggregations of loans that have risk characteristics in common with other impaired loans. Interest on a loan is not generally accrued when the loan becomes ninety or more days overdue. The Company may place a loan on nonaccrual status but not classify it as impaired, if (i) it is probable that the Company will collect all amounts due in accordance with the contractual terms of the loan or (ii) the loan is an individually insignificant residential mortgage loan or consumer loan. Impaired loans are charged-off when management believes that the collectibility of the loan's principal is remote. Substantially all of the Company's loans that have been identified as impaired have been measured by the fair value of existing collateral.

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

         INCOME TAXES:

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

NOTE 3 - SECURITIES

Debt securities have been classified in the consolidated balance sheets according to management's intent. The carrying amount of securities and their approximate fair values are as follows as of December 31:

                                                                              Gross           Gross
                                                               Amortized     Unrealized     Unrealized
                                                                 Cost         Holding        Holding          Fair
                                                                 Basis         Gains          Losses          Value
                                                               ---------     -----------   -------------     -------
Available-for-sale securities:
   December 31, 1996:
     Debt securities issued by the U.S. Treasury and other
       U.S. government corporations and agencies              $ 2,488,941     $ 16,759       $ 15,778      $ 2,489,922
     Debt securities issued by states of the United States
       and political subdivisions of the states                 3,218,991       45,320          5,129        3,259,182
     Mortgage-backed securities                                12,784,080       44,094        120,620       12,707,554
                                                              -----------     --------       --------      ----------
                                                              $18,492,012     $106,173       $141,527      $18,456,658
                                                              ===========     ========       ========      ===========

   December 31, 1995:
     Debt securities issued by the U.S. Treasury and other
       U.S. government corporations and agencies             $  1,009,035   $    2,528      $             $  1,011,563
     Debt securities issued by states of the United States
       and political subdivisions of the states                 2,032,067       34,429         10,950        2,055,546
     Mortgage-backed securities                                 5,093,654       11,789         59,075        5,046,368
                                                             ------------    ---------      ---------     ------------
                                                             $  8,134,756    $  48,746      $  70,025     $  8,113,477
                                                             ============    =========      =========     ============

                                                                                Gross         Gross
                                                               Amortized     Unrealized     Unrealized
                                                                  Cost        Holding        Holding          Fair
                                                                 Basis         Gains          Losses          Value
                                                               ---------     ----------    ------------      -------
Held-to-maturity securities:
   December 31, 1996:
     Debt securities issued by the U.S. Treasury              $   500,528      $ 2,206       $             $   502,734
     Debt securities issued by states of the United States
       and political subdivisions of the states                 1,531,166       35,395                       1,566,561
     Mortgage-backed securities                                 9,943,442       18,391        151,631        9,810,202
                                                              -----------      -------       --------      -----------
                                                              $11,975,136      $55,992       $151,631      $11,879,497
                                                              ===========      =======       ========      ===========
   December 31, 1995:
     Debt securities issued by the U.S. Treasury and other
       U.S. government corporations and agencies              $ 1,301,634      $ 7,167       $  2,504      $ 1,306,297
     Debt securities issued by states of the United States
       and political subdivisions of the states                 1,717,256       52,642                       1,769,898
     Mortgage-backed securities                                11,980,920       31,463        162,314       11,850,069
                                                              -----------      -------       --------      -----------
                                                              $14,999,810      $91,272       $164,818      $14,926,264
                                                              ===========      =======       ========      ===========

The scheduled maturities of held-to-maturity securities and available-for-sale securities were as follows as of December 31, 1996:

                                                         Held-to-maturity                   Available-for-sale
                                                            securities:                         securities:
                                                   -------------------------         ------------------------------
                                                   Amortized                         Amortized
                                                     Cost             Fair             Cost              Fair
                                                     Basis            Value            Basis             Value
                                                   ---------         -------         ----------         -------
Debt securities other than mortgage-backed
  securities:
     Due within one year                           $   660,994       $   666,484      $   501,247       $   501,875
     Due after one year through five years           1,370,700         1,402,811        2,159,384         2,168,680
     Due after five years through ten years                                               834,274           844,112
     Due after ten years                                                                2,213,027         2,234,438
Mortgage-backed securities                           9,943,442         9,810,202       12,784,080        12,707,553
                                                   -----------       ----------       -----------       -----------
                                                   $11,975,136       $11,879,497      $18,492,012       $18,456,658
                                                   ===========       ===========      ===========       ===========

There were no sales of available-for-sale or held-to-maturity securities in 1996, 1995 and 1994.

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

There were no securities of issuers whose aggregate carrying amount exceeded 10% of stockholders' equity as of December 31, 1996.

A total par value of $1,545,062 and $1,144,343 of debt securities was pledged to secure treasury tax and loan, deposits and office of U. S. Trustees (Bankruptcy courts) as of December 31, 1996 and 1995, respectively.

NOTE 4 - LOANS

Loans consisted of the following as of December 31:

                                                                                         1996              1995
                                                                                      -----------       -----------
Commercial, financial and agricultural                                                $13,749,755       $12,362,986
Real estate - construction and land development                                           882,416           363,295
Real estate - residential                                                              53,242,528        50,126,739
Real estate - commercial                                                               12,209,054        11,705,038
Consumer                                                                                7,440,546         6,081,178
Obligations of states and political subdivisions                                          931,444         1,054,165
Other                                                                                      59,934            15,824
                                                                                      -----------       -----------
                                                                                       88,515,677        81,709,225
Allowance for possible loan losses                                                     (1,306,304)       (1,359,979)
Unearned income                                                                          (113,450)         (262,204)
                                                                                      -----------       -----------
           Net loans                                                                  $87,095,923       $80,087,042
                                                                                      ===========       ===========

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during 1996. Total loans to such persons and their companies amounted to $370,608 as of December 31, 1996. During the year ended December 31, 1996, advances totaled $78,932 and repayments totaled $149,892.

Changes in the allowance for possible loan losses were as follows for the years ended December 31:

                                                                         1996             1995              1994
                                                                      ----------       ----------        ----------
Balance at beginning of period                                        $1,359,979       $1,566,919        $1,730,493
Loans charged off                                                       (240,701)        (374,406)         (448,352)
Provision for loan losses                                                152,000          112,500           120,000
Recoveries of loans previously charged off                                35,026           54,966           164,778
                                                                      ----------       ----------        ----------
Balance at end of period                                              $1,306,304       $1,359,979        $1,566,919
                                                                      ==========       ==========        ==========

Information about loans that meet the definition of an impaired loan in Statement of Financial Accounting Standards No. 114 is as follows as of December 31:

                                                                          1996                          1995
                                                                --------------------------     -------------------------
                                                                Recorded        Related        Recorded       Related
                                                                Investment      Allowance      Investment     Allowance
                                                                In Impaired     For Credit     In Impaired    For Credit
                                                                Loans           Losses         Loans          Losses
                                                                -----------     ----------     -----------    ----------
Loans for which there is a related allowance for credit losses     $ 97,412       $9,048         $211,076       $22,691

Loans for which there is no related allowance for credit losses                                   413,366
                                                                   --------       ------         --------       -------

           Totals                                                  $ 97,412       $9,048         $624,442       $22,691
                                                                   ========       ======         ========       =======

Average recorded investment in impaired loans during the year
   ended December 31                                               $132,269                      $728,973
                                                                   ========                      ========

Related amount of interest income recognized during the time, in the year ended
   December 31, that the loans were impaired

           Total recognized                                        $ 25,245                      $      0
                                                                   ========                      ========
           Amount recognized using a cash-basis method of
              accounting                                           $ 25,245                      $      0
                                                                   ========                      ========

As of December 31, 1996, loans restructured in a troubled debt restructuring before January 1, 1995, the effective date of SFAS No. 114, that are not impaired based on the terms specified by the restructuring agreement totaled $260,943. The gross interest income that would have been recorded in the year ended December 31, 1996 if such restructured loans had been current in accordance with their original terms was $27,078. The amount of interest income on such restructured loans that was included in net income for the year ended December 31, 1996 was $22,901.

NOTE 5 - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment as of December 31:

                                                                                          1996              1995
                                                                                       ----------        ----------
Land                                                                                   $  448,851        $  409,251
Buildings                                                                               3,229,269         3,061,241
Furniture and equipment                                                                 2,637,556         1,992,390
                                                                                       ----------        ----------
                                                                                        6,315,676         5,462,882
Accumulated depreciation and amortization                                              (2,336,273)       (1,981,496)
                                                                                       ----------        ----------
                                                                                       $3,979,403        $3,481,386
                                                                                       ==========        ==========


NOTE 6 - DEPOSITS

The aggregate amount of time deposit accounts (including CDs), each with a minimum denomination of $100,000, was approximately $5,392,466 and $4,889,539 as of December 31, 1996 and 1995, respectively.

For time deposits as of December 31, 1996, the aggregate amount of maturities for each of the following five years ended December 31, and thereafter are:

        1997                                                  $31,162,674
        1998                                                   12,866,828
        1999                                                    1,398,527
        2000                                                      424,339
        2001                                                      175,971
                                                              -----------
                                                              $46,028,339
                                                              ===========

NOTE 7 - ADVANCES FROM FEDERAL HOME LOAN BANK OF BOSTON

Advances consist of funds borrowed from the Federal Home Loan Bank of Boston
(FHLB). The components of these borrowings are as follows as of December 31, 1996:

                                                                      Weighted
                                                                       Average
                                                                       Rate to
                         Maturity Date               Balance          Maturity
                         -------------               -------          --------
                           1997                    $4,908,225           5.92%
                           1998                     3,711,700           6.12
                           1999                        82,600           7.43
                                                   ----------
                             Total                 $8,702,525
                                                   ==========

Advances are secured by the Company's stock in that institution, its residential real estate mortgage portfolio and the remaining U.S. government and agencies obligations not otherwise pledged.

NOTE 8 - ACQUISITION OF BRANCH

On April 22, 1996, the Company purchased certain assets and assumed deposits from First New Hampshire Bank's branch office in Campton, New Hampshire. On that day, the Company recorded the following entries to record this transaction.

Loans                                            $    4,381
Premises and equipment                              225,000
Core deposit intangible                             175,000
Cash                                              6,355,157
           Other liabilities                                               1,284
           Deposits                                                    6,758,254

The transaction was accounted for using the purchase method of accounting. The results of operations of the acquired branch office are included in the 1996 income statement of the Company from the date of the transaction to December 31, 1996.

The core deposit intangible is being amortized over 10 years. During 1996 amortization expense amounted to $13,125.

NOTE 9 - INCOME TAXES

The components of income tax expense are as follows for the years ended December 31:

                                       1996              1995              1994
                                     ----------        ----------        -------
Current:
   Federal                            $438,000          $431,000        $349,233
   State                                90,000            88,000          50,198
                                      --------          --------        --------
                                       528,000           519,000         399,431
                                      --------          --------        --------
Deferred:
   Federal                              82,971            90,269        124,262
   State                                17,049            18,431         28,723
                                      --------          --------        -------
                                       100,020           108,700        152,985
                                      --------          --------        -------
Total income tax expense              $628,020          $627,700       $552,416
                                      ========          ========       ========

The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows for the years ended December 31:

                                         1996             1995             1994
                                         % of             % of             % of
                                        Income           Income           Income
                                        ------           ------           ------
Federal i                                34.0%            34.0%            34.0%
Increase (decrease) in tax resulting from:
   Tax-exempt income                     (6.2)            (5.1)            (5.7)
   Unallowable expenses                    .8               .6               .6
   Other, net                             1.3               .5               .5
State tax, net of                         3.1              3.0              3.0
                                         ----             ----             ----
                                         33.0%            33.0%            32.4%
                                         ====             ====             ====

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of December 31:

                                                                 1996            1995
                                                               ---------       --------

Deferred tax assets:
   Allowance for loan                                          $360,553        $379,099
   Loan origination fees                                         76,921          96,151
   Nonaccrual loans                                              25,634          30,326
   Other real estate owned valuatio                              13,650           7,800
   Net unrealized holding loss on available-for-sale securities  13,654           8,218
   Other, net                                                                     5,647
                                                               --------        --------
     Gross deferred tax assets                                  490,412         527,241
                                                               --------        --------

Deferred tax liabilities:
   Other, net                                                    (5,192)
   Depreciation                                                (136,780)       (115,916)
   Pension                                                      (40,666)        (16,553)
                                                               --------        --------
     Gross deferred tax liabilities                            (182,638)       (132,469)
                                                               --------        --------
Net deferred tax assets                                        $307,774        $394,772
                                                               ========        ========

Deferred tax assets as of December 31, 1996 and 1995 have not been reduced by a valuation allowance because management believes that it is more likely than not that the full amount of deferred tax assets will be realized.

As of December 31, 1996, the Company had no operating loss and tax credit carryovers for tax purposes.

NOTE 10 - CONTINGENCY

The Bank intends to file with the Internal Revenue Service an application to resolve certain problems concerning the eligibility of its defined benefit pension and 401K plans. Bank management and counsel estimate that the sanction that would be imposed by the IRS is between $25,000 and $200,000.

NOTE 11 - EMPLOYEE BENEFITS

The Company has a qualified defined benefit pension plan covering substantially all of its employees who meet certain eligibility requirements. The benefit provision of the plan is 50% of monthly compensation reduced by 1/20 for each year of service less than 20 years.

The following table sets forth the funded status of the plan and amounts recognized in the Company's balance sheet as of December 31:

                                                                                         1996              1995
                                                                                      -----------       -----------
Actuarial present value of benefit obligations:
   Accumulated benefit obligation (including vested benefits of
     $1,304,460 and $1,092,112, respectively)                                         $ 1,330,688       $ 1,108,148
                                                                                      ===========       ===========

   Projected benefit obligation for services rendered to date                         $(1,577,755)      $(1,394,760)

   Plan assets at fair value, primarily invested in individual
     life insurance policies and investments                                            1,621,693         1,525,046
                                                                                       ----------       -----------

   Plan assets greater than projected benefit obligation                                   43,938           130,286

   Unrecognized net transition asset                                                      (28,821)          (32,938)

   Unrecognized net loss (gain)                                                            89,156           (54,905)
                                                                                       ----------        ----------


   Prepaid pension cost included in other assets on the balance sheets                 $  104,273        $   42,443
                                                                                       ==========        ==========

Net periodic pension cost included the following components for the years ended December 31:

                                                                          1996             1995              1994
                                                                       ---------        ---------         ---------
Service cost-benefits earned during the period                         $  93,526        $  80,997         $  72,773
Interest cost on projected benefit obligation                            104,065           82,665            91,875
Actual (return) loss on plan assets                                     (149,152)        (254,441)           34,815
Net amortization and deferral                                             25,131          162,825          (122,656)
                                                                       ---------        ---------         ---------
Net periodic pension cost                                              $  73,570        $  72,046         $  76,807
                                                                       =========        =========         =========

The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 8.0% and 4.0%. The expected long-term rate of return on assets was 8.0%.

The Bank has a 401(k) plan. To be eligible, employees must have attained age twenty-one, completed six months of service and be credited with 1,000 hours of service. The Bank matches employee contributions on the first 4% of compensation deposited as elective contributions. The 401(k) matching expense was $13,744, $15,714 and $12,680 for the years ended December 31, 1996, 1995 and 1994, respectively.

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

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Of the total standby letters of credit outstanding as of December 31, 1996, $33,000 are secured by deposit accounts held by the Bank.

The provisions of Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments," as amended by SFAS No. 119, became effective for the Company as of December 31, 1995.

The disclosures are the estimated fair values of the Company's financial instruments, all of which are held or issued for purposes other than trading, which are as follows as of December 31:

                                                               1996                               1995
                                                  ------------------------------     ------------------------------
                                                    Carrying           Fair             Carrying           Fair
                                                    Amount             Value            Amount             Value
                                                  ------------      ------------     ------------      ------------
Financial assets:
   Cash and cash equivalents                      $  4,979,633      $  4,979,633     $  8,218,670      $  8,218,670
   Available-for-sale securities                    18,456,658        18,456,658        8,113,477         8,113,477
   Held-to-maturity securities                      11,975,136        11,879,497       14,999,810        14,926,264
   Federal Reserve Bank stock                           80,250            80,250           80,250            80,250
   Federal Home Loan Bank stock                        739,600           739,600          739,600           739,600
   Loans                                            87,095,923        86,753,000       80,087,042        80,678,000
   Accrued interest receivable                         863,612           863,612          855,135           855,135

Financial liabilities:
   Deposits                                        105,685,368       105,984,000       96,416,217        96,672,000
   Advances from FHLB                                8,702,525         8,717,000        7,491,525         7,504,000

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

Notional amounts of financial instrument liabilities with off-balance sheet credit risk are as follows as of December 31:

                                                         1996           1995
                                                      ----------     ----------
Commitments to originate loans                        $1,768,044     $1,152,100
Standby letters of credit                                211,114        141,656
Unadvanced portions of commercial real estate loans       45,000         47,526
Unadvanced portions of home equity loans               1,019,889        405,661
Unadvanced portions of commercial lines of credit      3,072,335      5,771,961
                                                      ----------     ----------
                                                      $6,116,382     $7,518,904
                                                      ==========     ==========

There is no material difference between the notional amounts and the estimated fair values of the off-balance sheet liabilities.

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

NOTE 14 - EARNINGS PER SHARE

Earnings per share for 1996, 1995 and 1994 were calculated using the weighted average number of shares outstanding during those periods. For 1996, 1995 and 1994 earnings per share calculations, the weighted average number of shares outstanding were 690,401, 691,188 and 751,020, respectively.

NOTE 15 - REGULATORY MATTERS

The Bank, as a National Bank is subject to the dividend restrictions set forth by the Comptroller of the Currency. Under such restrictions, the Bank may not, without the prior approval of the Comptroller of the Currency, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years. The dividends, as of December 31, 1996 that the Bank could declare, without the approval of the Comptroller of the Currency, amounted to approximately $2,407,449.

The Company and its subsidiary the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Their capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 1996, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company's and the Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                  To Be Well
                                                                                                  Capitalized Under
                                                                          For Capital             Prompt Corrective
                                                        Actual           Adequacy Purposes:       Action Provisions:
                                                  -----------------      ------------------       ------------------
                                                  Amount      Ratio      Amount        Ratio        Amount     Ratio
                                                  ------      -----      ------        -----        ------     -----
                                                                                    Greater than            Greater than
As of December 31, 1996:                                                            or equal to:            or equal to:
     Total Capital (to Risk Weighted Assets):                                       ------------            ------------
         Consolidated                              $13,013    17.41%       $5,978        8%           N/A

         Pemigewasset National Bank                 12,964    17.35         5,978        8          $7,473     10%


     Tier 1 Capital (to Risk Weighted Assets):
         Consolidated                               12,074    16.08         3,004        4            N/A

         Pemigewasset National Bank                 12,025    16.01         3,004        4          4,506       6


     Tier 1 Capital (to Average Assets):
         Consolidated                               12,074     9.50         5,083        4            N/A

         Pemigewasset National Bank                 12,025     9.46         5,083        4          6,354       5


As of December 31, 1995:
     Total Capital (to Risk Weighted Assets):
         Consolidated                               12,274    17.82         5,509        8            N/A

         Pemigewasset National Bank                 12,225    17.75         5,509        8          6,886      10


     Tier 1 Capital (to Risk Weighted Assets):
         Consolidated                               11,407    16.45         2,774        4            N/A

         Pemigewasset National Bank                 11,358    16.38         2,774        4          4,161       6


     Tier 1 Capital (to Average Assets):
         Consolidated                               11,407     9.91         4,606        4            N/A

         Pemigewasset National Bank                 11,358     9.86         4,606        4          5,758      5


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

                                                PEMI BANCORP, INC.
                                               (Parent Company Only)

                                                  BALANCE SHEETS

                                            DECEMBER 31, 1996 AND 1995


ASSETS                                                                                     1996             1995
------                                                                                 ----------        ----------
Cash                                                                                  $   394,360       $   302,345
Investment in subsidiary, The Pemigewasset National Bank                               12,164,750        11,344,568
Other assets                                                                                                  2,593
                                                                                      -----------       -----------
                                                                                      $12,559,110       $11,649,506
                                                                                      ===========       ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities                                                                     $   345,201       $   255,448
                                                                                      -----------       -----------
Stockholders' equity:
   Common stock, par value $1.00 per share; authorized 2,000,000 shares;
     issued 751,901 shares; outstanding 690,401 shares                                    751,901           751,901
   Paid-in capital                                                                      2,384,329         2,384,329
   Retained earnings                                                                    9,714,379         8,885,889
   Treasury stock, at cost (61,500 shares)                                               (615,000)         (615,000)
   Net unrealized holding loss on available-for-sale securities                           (21,700)          (13,061)
                                                                                      -----------       -----------
           Total stockholders' equity                                                  12,213,909        11,394,058
                                                                                      -----------       -----------
                                                                                      $12,559,110       $11,649,506
                                                                                      ===========       ===========

                                                PEMI BANCORP, INC.
                                               (Parent Company Only)

                                               STATEMENTS OF INCOME

                                   YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                          1996            1995               1994
                                                                      ----------       ----------        ----------
Dividends from subsidiary                                             $  448,761       $  547,201        $  300,761
Management fee income from subsidiary                                     36,025           20,840            37,492
                                                                      ----------       ----------        ----------
                                                                         484,786          568,041           338,253
                                                                      ----------       ----------        ----------
General and administrative expense                                        36,356           21,154            37,492
                                                                      ----------       ----------        ----------
Income before equity in undistributed net income of subsidiary           448,430          546,887           300,761
Equity in undistributed net income of subsidiary                         828,821          728,407           850,221
                                                                      ----------       ----------        ----------
           Net income                                                 $1,277,251       $1,275,294        $1,150,982
                                                                      ==========       ==========        ==========

                                                PEMI BANCORP, INC.
                                               (Parent Company Only)

                                             STATEMENTS OF CASH FLOWS

                                   YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                       1996             1995               1994
                                                                   -----------        ----------       -----------
Cash flows from operating activities:
   Net income                                                      $1,277,251         $1,275,294        $1,150,982
   Adjustments to reconcile net income to net cash provided by operating activities:
       (Increase) decrease in accrued dividend receivable               2,594            238,015           (90,228)
       Undistributed net income of subsidiary                        (828,821)          (728,407)         (850,221)
                                                                   ----------         ----------        ----------

   Net cash provided by operating activities                          451,024            784,902           210,533
                                                                   ----------         ----------        ----------

Cash flows from financing activities:
   Purchases of treasury stock                                                         (317,000)         (298,000)
   Dividends paid                                                    (359,009)         (330,360)         (210,533)
                                                                   ----------        ----------         ---------

   Net cash used in financing activities                             (359,009)         (647,360)         (508,533)
                                                                   ----------        ----------         ---------

Net increase (decrease) in cash and cash equivalents                   92,015           137,542          (298,000)
Cash and cash equivalents at beginning of year                        302,345           164,803           462,803
                                                                   ----------       -----------        ----------
Cash and cash equivalents at end of year                           $  394,360        $  302,345        $  164,803
                                                                   ==========        ==========        ==========




The Parent Company Only Statements of Changes in Stockholders' Equity are identical to the Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994, and therefore are not reprinted here.

                   ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company had no disagreements with its independent accountants on accounting and financial disclosure matters.

                                    PART III

          ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company (or where so indicated, the Bank) are as follows:


                                                     Position(s) with
Name                                    Age          the Company
----                                    ---          -----------
Fletcher W. Adams                        60          President, Treasurer and
                                                     Chief Executive Officer
                                                     of the Company; President
                                                     and Chief Executive
                                                     Officer of the Bank;
                                                     Director

Frederick C. Anderson                    45          Director of the Bank

Charles H. Clifford, Jr.                 61          Director

James E. Currie                          73          Vice President and
                                                     Secretary of the Company;
                                                     Director of the Company

Andrew L. Morse                          54          Director

John H. Noyes                            50          Director

Milton E. Pettengill                     70          Chairman of the Board;
                                                     Director

Keith L. Philbrick                       48          Chief Financial Officer

Ann M. Reever                            52          Director

Robert R. Sargeant                       45          Vice President and Senior
                                                     Loan Officer of the Bank

Dean H. Yeaton                           59          Director
---------------------
         With the exception of Mr. Anderson, a director of the Bank, (who is a director of Whole Village Family Resource Center, Northeast Public Power Association, Northeast Association of Electric Cooperatives) no director or executive officer holds a directorship in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

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

         Frederick C. Anderson has been a director of the Bank since January of 1997. Mr. Anderson has served as the General Manager and Chief Executive Officer of New Hampshire Electric Cooperative, Inc. since August 1992. Prior to that, he served as the Assistant General Manager of New Hampshire Electric Cooperative, Inc.

         Charles H. Clifford, Jr. has been a director of the Company since it was organized in 1985. Mr. Clifford has been a director of the Bank since 1980. Mr. Clifford is a partner in the business firm of Clifford-Nicol Printing and is that firm's President.

         James E. Currie has been a director of the Company since it was organized in 1985. Prior to retiring in July of 1986, Mr. Currie was Vice
President and Senior Loan Officer of the Bank. Mr. Currie also served as a director of the Bank.

         Mr. Morse has been a director of the Bank since January of 1996 and a director of the Company since May of 1996. Mr. Morse has been the owner of Waynes Market since 1991 and Woodstock Cheese Shoppe since 1995.

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

         Robert R. Sargeant has been the Senior Loan Officer of the Bank since 1987. From 1980 to 1987, Mr. Sargeant served as the Commercial and Consumer Loan Officer of the Bank. Mr. Sargeant has been with the Bank since 1974.

         Dean H. Yeaton has been a director of the Company since 1986. Mr. Yeaton has been a director of the Bank since 1986. Mr. Yeaton is the President of Dean H. Yeaton, Inc., and the President of Yeaton Oil Company.

                        ITEM 11 - EXECUTIVE COMPENSATION

         The following table sets forth for the fiscal years ended December 31, 1996, 1995 and 1994, respectively, the remuneration received by the President, Treasurer and Chief Executive Officer of the Company and Bank, respectively. No individual employed by the Bank or Company received more than $100,000 in compensation during fiscal years 1996, 1995 and 1994, respectively.

                           SUMMARY COMPENSATION TABLE
Name and
Principal Position                   Year        Salary             Bonus
------------------                   ----        ------             -----
Fletcher W. Adams                    1996        $97,000 (1)        $1,965 (2)
President, Treasurer and             1995        $93,600 (1)        $1,830 (3)
Chief Executive Officer of           1994        $87,100 (1)        $1,715 (4)
the Company and the Bank

------------------
(1) Includes salary and monthly fee received for attendance at Board of Directors Meetings of the Bank and Company.

(2) This amount includes a bonus of $1,865 equal to one week of salary. Every full time employee of the Bank with seniority of one year or more received a year end bonus equivalent to one week of salary. This amount also includes a $100 Christmas bonus received by each full-time employee of the Bank with seniority of one year or more.

(3) This amount includes a bonus of $1,730 equal to one week of salary. Every full time employee of the Bank with seniority of one year or more received a year end bonus equivalent to one week of salary. This amount also includes a $100 Christmas bonus received by each full-time employee of the Bank with seniority of one year or more.

(4) This amount includes a bonus of $1,615 equal to one week of salary. Every full time employee of the Bank with seniority of one year or more received a year end bonus equivalent to one week of salary. This amount also includes a $100 Christmas bonus received by each full-time employee of the Bank with seniority of one year or more.

         In addition to the cash compensation, officers and other full-time employees of the Company or the Bank receive group life, health, hospitalization and medical reimbursement insurance coverage. However, these plans do not discriminate in scope, terms, or operation, in favor of officers of the Company and the Bank and are available generally to all full-time employees.

Employment Contracts

         There are no employment agreements between the Company, the Bank and any employees of the Company or Bank.

Pension Plan

         The Bank has a qualified pension plan covering substantially all of its employees meeting certain eligibility requirements. Benefits paid under this plan are based on fifty percent (50%) of monthly compensation reduced by 1/20 for each year of service less than twenty (20) years.

         In March 1997, the Bank filed an application with the Internal Revenue Service (the "IRS") to resolve certain ambiguities and potential issues concerning the eligibility of its defined benefit pension and 401k plans. As reflected in footnotes to the Consolidated Financial Statements of the Company for the year-ended December 31, 1996, it is estimated that the sanction that would be imposed by the IRS to resolve these issues is between $25,000 and $200,000.

Compensation of Directors

         The Directors of the Company and the Bank receive $300 for each Board of Directors meeting they attend except for the Chairman of the Board of Directors who receives $500 and the Clerk of the Board of Directors who receives $375 for each Board of Directors meeting they attend. In addition, members of various Board of Director's Committees receive a fee of $175 per committee meeting attended.

                     ITEM 12 - SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

         The following table includes certain information as of March 1, 1997 regarding the principal stockholders of the Company. With the exception of the stockholders listed below, the Company is not aware of any beneficial owner of five percent (5%) or more of the Company's Common Stock.

Name and Address of                       Amount of Shares            Percent
Beneficial Owner                          Beneficially Owned(1)      of Class
----------------                          ---------------------      --------
American Global Insurance Co.                   43,200                 6.26%
c/o Fiduciary Trust Co. Int.
Two World Trade Center
New York, NY 10048

Fletcher W. Adams                               57,927(2)              8.39%
President, Treasurer and
Chief Executive Officer
of the Company and the Bank; Director

(1) Percentages are based upon the 690,401 shares of Common Stock outstanding as of March 1, 1997. The definition of a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares voting power or investment power with respect to such security.

(2) Includes 44,250 shares owned individually by Mr. Adams, 4,000 shares owned jointly with his wife, 1,700 shares owned by his son, 1,700 shares owned by his daughter and 6,277 shares owned by an estate of which Mr. Adams is Trustee.

                                    DIRECTORS

         The following table includes certain share ownership and biographical information as of March 1, 1997 regarding each director of the Company and share ownership of all directors and executive officers as a group:

                                 Director of
                                 PEMI BANCORP,     Shares of
Name,                            INC. since and    Common Stock
Title and                        (Expiration       Beneficially
(Principal                       Date of           Owned As of       Percentage
Occupation)             Age      Current Term)     March 1, 1997(1)  of Class
-----------             ---      -------------     ----------------  --------
Fletcher W.
Adams                   60           1985;            57,927(2)        8.39%
Director;                           (1998)
(President,
Treasurer, and
Chief Executive
Officer of the
Company)

Charles H.
Clifford, Jr.           61           1985;             2,400(3)         .35%
Director;                           (1998)
(President of
Clifford-Nicol
Printing, Inc.)

James E.
Currie                  73           1985;             3,600(4)         .52%
Director;                           (1997)
(Vice President
and Secretary of
the Company)

Andrew L.
Morse                   54           1996;             1,000(5)         .14%
Director;                           (1999)
(Owner of
Waynes
Market and
Woodstock
Cheese Shoppe)
------------------
Footnotes follow table

                                 Director of
                                 PEMI BANCORP,     Shares of
Name,                            INC. since and    Common Stock
Title and                        (Expiration       Beneficially
(Principal                       Date of           Owned As of       Percentage
Occupation)             Age      Current Term)     March 1, 1997(1)  of Class
-----------             ---      -------------     ----------------  --------
John H.
Noyes                   50           1994;             11,350(6)       1.64%
Director;                           (1998)
(Treasurer; Noyes
Insurance Agency,
Inc., President;
Central Square
Insurance, Inc.)

Milton E.
Pettengill              70           1985;              8,800(7)       1.28%
Chairman of                         (1997)
the Board of
Directors;
(Retired President
and Chief
Executive Officer
of the Company
and the Bank)

Ann M.                  52           1993;              2,450(8)        .35%
Reever                              (1999)
Director;
(Self-employed
business manager;
Member of Pemi-
Baker Regional
School Board;
Director of
Swift Water
Girl Scout
Council)
-------------------
Footnotes follow table

                                 Director of
                                 PEMI BANCORP,     Shares of
Name,                            INC. since and    Common Stock
Title and                        (Expiration       Beneficially
(Principal                       Date of           Owned As of       Percentage
Occupation)             Age      Current Term)     March 1, 1997(1)  of Class
-----------             ---      -------------     ----------------  --------
Dean H.
Yeaton                  59          1986;               5,350(9)       .78%
Director;                          (1999)
(President
Yeaton Oil Co,;
President Dean
H. Yeaton, Inc.)

All Directors (as a group                              92,877         13.45%
eight(8) individuals)                                  ======         ======
--------------------
(1) Percentages are based upon the 690,401 shares of Common Stock outstanding as of March 1, 1997. The definition of beneficial owner includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares voting power or investment power with respect to such security.

(2) Includes 44,250 shares owned individually by Mr. Adams, 4,000 shares owned jointly with his wife, 1,700 shares owned by his son, 1,700 shares owned by his daughter and 6,277 shares owned by an estate of which Mr. Adams is Trustee.

(3)  All shares are owned individually by Mr. Clifford.

(4) Includes 1,400 shares owned individually by Mr. Currie and 2,200 shares owned jointly with his wife.

(5)  All shares are owned individually by Mr. Morse.

(6)  All shares are owned individually by Mr. Noyes.

(7) Includes 1,000 shares owned individually by Mr. Pettengill and 7,800 shares owned jointly with his wife.

(8)  All shares are owned individually by Mrs. Reever.

(9) Includes 2,000 shares owned individually by Mr. Yeaton, 1,000 shares owned by his wife and 2,350 shares owned jointly with his wife.

ITEM 13 -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Some of the Directors and Executive Officers of the Company and companies or organizations with which they are associated, have had, and may have in the future, banking transactions with the Bank in the ordinary course of the Bank's business. As of December 31, 1996, the Bank had outstanding $370,608 in loans to Directors and Executive Officers of the Company and the Bank and immediate family members of such Executive Officers and Directors, which represents 3.03% of capital.

         Federal banking laws and regulations limit the aggregate amount of indebtedness of all insiders. Pursuant to such laws and regulations, banks may extend credit to executive officers, directors, principal stockholders or any related interest of such persons, if the extension of credit to such persons is in an amount that, when aggregated with the amount of all outstanding extensions of credit to such individuals, does not exceed the banks unimpaired capital and unimpaired surplus. As of December 31, 1996, the aggregate amount of extensions of credit to Bank insiders was well below this limit.

         All loans and commitments to loan to the Company's and Bank's Directors, Executive Officers and their associates are made on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with other persons and, in the opinion of Management, do not involve more than a normal risk of collection or, present other unfavorable features.

                                     PART IV

               ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                             AND REPORTS ON FORM 8-K
(a)

1.   Financial Statements

     The financial statements filed as part of this report are listed in the index appearing at Item 8.

2.   Financial Statement Schedules

     Schedules are omitted because they are not applicable.

3.   Exhibits

     Exhibit No.           Description
     -----------           -----------
     2.1                   Agreement  and Plan of Merger dated March 14, 1997 by
                           and among Pemi Bancorp,  Inc.,  Pemigewasset National
                           Bank,  The Berlin City Bank and  Northway  Financial,
                           Inc. was filed on March 26, 1997 as Exhibit 2 to Pemi
                           Bancorp, Inc.'s Current Report on Form 8-K and is incorporated by reference.

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

     27                    Financial Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of the 1996 fiscal year.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 17, 1997                          PEMI BANCORP, INC.



                                              By /s/ Fletcher W. Adams
                                                -------------------------------
                                                Fletcher W. Adams
                                                President, Treasurer and
                                                Chief Executive Officer

Date: March 17, 1997                          By /s/ Keith L. Philbrick
                                                -------------------------------
                                                Keith L. Philbrick
                                                Chief Financial Officer


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

Name                                  Title                     Date
----                                  -----                     ----

/s/ Fletcher W. Adams                 President, Treasurer      March 17, 1997
----------------------------          Chief Executive
Fletcher W. Adams                     Officer and Director


/s/ Charles H. Clifford, Jr.           Director                  March 17, 1997
----------------------------
Charles H. Clifford, Jr.

                                       Director                  March __, 1997
----------------------------
James E. Currie



/s/ Andrew L. Morse                    Director                  March 17, 1997
----------------------------
Andrew L. Morse



/s/ John H. Noyes                      Director                  March 17, 1997
----------------------------
John H. Noyes


                                       Director                  March __, 1997
----------------------------
Milton E. Pettengill



/s/ Ann M. Reever                      Director                  March 17, 1997
----------------------------
Ann M. Reever



/s/ Dean H. Yeaton                     Director                  March 17, 1997
----------------------------
Dean H. Yeaton