Form 10-Q
period 1997-03-31
PEMI BANCORP INC
filed 1997-05-12
CIK 768868

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the quarterly period ended March 31, 1997 Commission File Number 33-22807-B


                               PEMI BANCORP, INC.
                               ------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
             ------------------------------------------------------

      NEW HAMPSHIRE                                 02-0386832
      -------------                                 ----------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

                               287 Highland Street
                          PLYMOUTH, NEW HAMPSHIRE 03264
                          -----------------------------
                     Address of principal executive offices

                                 (603) 536-3339
                                 --------------
              (Registrant's telephone number, including area code)

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

         690,401 shares of common stock are outstanding as of May 1, 1997.

                                      INDEX

                               PEMI BANCORP, INC.

PART I.  FINANCIAL INFORMATION                                            PAGE

Item 1
         Financial Statements (Unaudited)
         Consolidated Balance Sheets at  March 31, 1997
            and December 31, 1996 ......................................    3

         Consolidated Statements of Income for the Three
         Months Ended March 31, 1997 and 1996 ..........................    4

         Consolidated Statements of Cash Flows for the Three
         Months Ended March 31, 1997 and 1996 ..........................    5

         Notes to Consolidated Financial Statements ....................    7
Item 2
         Management's Discussion and Analysis of Financial Condition
         and  Results of Operations ....................................    8
Item 3
         Quantitative and Qualitative Disclosures About Market Risk ....   N/A

PART II. OTHER INFORMATION

Item 1
         Legal Proceedings .............................................   13
Item 2
         Changes in Securities .........................................   13
Item 3
         Defaults Upon Senior Securities ...............................   13
Item 4
         Submission of Matters to a Vote of Security Holders ...........   13
Item 5
         Other Information .............................................   13
Item 6
         Exhibits and Reports on Form 8-K ..............................   13

         Signatures ....................................................   14

                               PEMI BANCORP, INC.
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996
                                  (UNAUDITED)


                                                        3/31/97               12/31/96

ASSETS
Cash & due from banks                               $   4,474,000         $   4,979,633
Securities held to maturity                            11,603,547            11,975,136
   (approximate market value of
    $11,398,199 and $11,879,497, respectively)
Securities available-for-sale                          17,389,409            18,456,658
   (listed at fair value)
FRB/FHLB Stock                                            819,850               819,850
Federal Funds Sold                                              0                     0
Net loans                                              87,848,725            87,095,923
Other real estate owned                                   109,193                54,193
Bank premises & equipment                               4,099,150             3,979,403
Other assets                                            1,718,203             1,618,336
                                                    -------------         -------------
Total Assets                                        $ 128,062,077         $ 128,979,132
                                                    =============         =============



LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Demand                                           $  14,570,982         $  16,116,453
   Now, Money Market & Savings                         42,961,656            43,540,576
   Time Deposits                                       46,068,956            46,028,339
Total Deposits                                        103,601,594           105,685,368
Advances from Federal Home Loan Bank
    of Boston                                           9,891,525             8,702,525
Other liabilities                                       2,168,105             2,377,330
                                                    -------------         -------------
Total Liabilities                                     115,661,224           116,765,223
Stockholders' Equity
   Common stock par value $1.00
   2,000,000 shares authorized
   751,901 issued and 690,401
   shares outstanding                                     751,901               751,901
Additional paid in capital                              2,384,329             2,384,329
Retained earnings                                       9,993,002             9,714,379
Treasury stock, at cost (61,500 shares)                  (615,000)             (615,000)
Unrealized gain/(loss)
   Securities available-for-sale,net                     (113,379)              (21,700)
                                                    -------------         -------------
Total Stockholders' Equity                             12,400,853            12,213,909
                                                    -------------         -------------
Total Liabilities & Stockholders' Equity            $ 128,062,077         $ 128,979,132
                                                    =============         =============


   The accompanying notes are an intergral part of these financial statements.

                               PEMI BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               Three Months Ended March 31, 1997 & March 31, 1996
                                   (Unaudited)


                                                                      Three Months Ended
                                                                   3/31/97                3/31/96
INTEREST AND DIVIDEND INCOME:
   Interest and fees on loans                             $      1,993,014         $    1,978,345
   Interest on deposits in other banks                                 195                 21,426
   Interest on federal funds sold                                   12,368                 11,777
   Interest and dividends on securities
      U.S. Government & agency securities                           48,014                 39,143
      State & municipal securities                                  65,648                 65,297
      Other securities                                             376,288                306,715
                                                             --------------          -------------
TOTAL INTEREST & DIVIDEND INCOME                          $      2,495,527         $    2,422,703

INTEREST EXPENSE:
   Now & money market accounts                                     136,518                144,932
   Savings deposits                                                101,111                 88,121
   Time deposits $100,000 and over                                  76,445                 77,379
   Other time deposits                                             571,495                551,033
   Short-term borrowing                                             57,792                107,173
   Long-term borrowing                                              79,101                  7,490
                                                             --------------          -------------
TOTAL INTEREST EXPENSE                                           1,022,462                976,128
                                                             --------------          -------------
NET INTEREST INCOME                                       $      1,473,065         $    1,446,575
Provisions for loan losses                                          30,000                 36,000
                                                             --------------          -------------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                        $      1,443,065         $    1,410,575

NONINTEREST INCOME:
   Service charges deposit accounts                       $        116,400         $      112,798
   Other services charges & fees                                    46,751                 35,746
   Security gains (losses)                                               0                      0
                                                             --------------          -------------
TOTAL NONINTEREST INCOME                                  $        163,151         $      148,544

NONINTEREST EXPENSE:
   Salaries and wages                                     $        478,263         $      463,917
   Pensions and other employee benefits                            126,735                119,144
   Occupancy expense                                               106,900                 92,653
   Furniture & equipment expense                                   111,483                124,928
   Other operating expense                                         366,412                323,074
                                                             --------------          -------------
TOTAL NONINTEREST EXPENSE                                 $      1,189,793         $    1,123,716
                                                             --------------          -------------

INCOME BEFORE INCOME TAXES                                $        416,423         $      435,403
                                                             --------------          -------------
Income taxes                                                       137,800                141,500
                                                             --------------          -------------

NET INCOME                                                $        278,623         $      293,903
                                                             ==============          =============
Earnings per share based upon
     690,401 shares                                       $           0.40         $         0.43


   The accompanying notes are an intergral part of these financial statements.

                               PEMI BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               Three Months Ended March 31, 1997 & March 31, 1996
                                   (Unaudited)


                                                                            3/31/97                    3/31/96

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                             $    278,623              $     293,903
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES:
Amortization of core deposit intangible                                       4,375                          0
Amortization, net of accretion of securities held-to-maturity                19,464                     21,000
Amortization, net of accretion of securities available-for-sale               6,337                     10,974
Depreciation on bank premises and equipment                                 100,967                     82,942
Provision for possible loan losses                                           30,000                     36,000
(Increase) decrease in deferred taxes                                        (8,900)                    17,550
Increases  in taxes payable                                                 109,834                     75,895
Decrease (Increase) in interest receivable                                   67,671                    (71,308)
Increase in interest payable                                                 30,525                    176,017
Increase in accrued expenses                                                 23,748                     47,282
(Increase) in prepaid expenses                                             (64,170)                   (12,845)
(Decrease) in unearned income                                               (12,949)                   (38,614)
Other real estate owned writedowns                                            5,000                          0
                                                                       ------------              -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              $    590,525              $     638,796

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available-for-sale                   911,550                    180,933
Purchase of securities available-for-sale                                         0                 (6,182,400)
Proceeds from maturities of securities held-to-maturity                     352,125                    350,068
Net (increase)  in loans                                                   (865,716)                  (718,431)
Capital expenditures                                                       (220,714)                   (45,259)
Recoveries of previously charged-off loans                                   35,863                      6,477
(Decrease) in other liabilities                                             (28,132)                   (24,777)
(Increase) decrease in federal funds sold                                         0                  3,300,000
Decrease (increase) in other assets                                         (41,160)                       975
                                                                       ------------              -------------
NET CASH USED IN INVESTING ACTIVITIES                                  $    143,816              $  (3,132,414)


                            (Continued on next page)

CONSOLIDATED STATEMENT OF CASH FLOWS
(Continued from previous page)


                                                                          3/31/97                    3/31/96

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) in demand, NOW, money market
    and savings accounts                                               $ (2,124,391)             $  (3,268,721)
Net increase in certificates of deposit                                      40,617                  1,891,372
Net increase in FHLB borrowings                                           1,189,000                  2,200,000
Dividends paid                                                             (345,200)                  (255,448)
                                                                       ------------              -------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                    $ (1,239,974)             $     567,203

NET  DECREASE IN CASH AND CASH
   EQUIVALENTS                                                             (505,633)                (1,926,415)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            4,979,633                  4,918,670
                                                                       ------------              -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  4,474,000              $   2,992,255
                                                                       ============              =============

SUPPLEMENTAL DISCLOSURES:


Loans transferred to other real estate owned                           $     60,000              $     195,000
Interest paid                                                             1,022,462                    976,128
Income taxes paid                                                           137,800                    141,500




   The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 1997

1. Financial information furnished herein reflects all adjustments which are of a normal and recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results of operations for interim periods.

2. Results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire year.

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

FINANCIAL CONDITION

         Through the first quarter of 1997, the Company's total net income decreased from $293,903 to $278,623, as compared to the same period last year. Fees and expenses associated with the data processing conversion as well as discussions and actions leading to the definitive merger agreement were responsible for the decrease in net income compared to the first quarter of 1996.

         The Company's total assets decreased .7% to $128,062,077 at March 31, 1997 as compared to $128,979,132 at December 31, 1996. Cash and Cash Equivalents decreased from $4,979,633 to $4,474,000 during the period, while Securities Available-for-Sale decreased from $18,456,658 to $17,389,409. During this period, net loans increased .9% or $752,802 to $87,848,725 at March 31, 1997 as compared with $87,095,923 at December 31, 1996, reflecting a modest increase in loan demand.

         For the first three months of 1997, the Bank's Provisions to the Allowance for Loan and Lease Losses (ALLL) amounted to $30,000 compared to $36,000 for the first three months of 1996. On March 31, 1997 the ALLL balance was $1,283,392 or 1.44% of total loans, as compared to $1,306,304 or 1.48% of total loans as of December 31, 1996. The adequacy of the ALLL is based on an evaluation by Management and the Board of Directors of current and anticipated economic conditions, changes in the diversification, size and risk within the loan portfolio, and other factors.

         Nonperforming loans amounted to $1,426,881 as of March 31, 1997, as compared to $617,925, as of December 31, 1996, reflecting a net increase of certain nonperforming loans. The ratio of nonperforming loans to total loans increased from .7% to 1.6% and the ratio of nonperforming assets to total assets increased to 1.11% from .52%.

         Most of the increase in nonperforming loans is attributable to four (4) separate loan relationships. In two of these instances, the deaths of the borrowers have resulted in a disruption to the scheduled repayment of the loans and the loans are considered to be nonperforming. However, based upon the appraised value of the collateral which secures such loans, management has established specific reserves and does not expect the Bank to incur additional material losses from these loans when the administration of the estates is completed and the properties are sold and/or the loans are repaid. In two other instances, borrowers have experienced personal tragedies which have effected their business and resulted in their commencement of bankruptcy proceedings. In light of the pending bankruptcy proceedings, the loans are considered to be nonperforming. However, based upon the appraised values of the collateral which secures such loans and the terms of a purchase and sale agreement with a third party which would substantially protect the Bank's interest with regard to the largest of these two credit relationships, management has established specific reserves and does not anticipate that the Bank will experience any further material losses in the ultimate resolution of these loans. The largest of these credit relationships, which amounted to approximately one-half of the total increase in nonperforming loans, was fully performing through March 31, 1997. However, in early April 1997, upon the commencement of the bankruptcy proceeding, the Bank placed the loan on nonaccrual status retroactively through the first calender quarter of 1997.

         Management is concerned regarding the increase in nonperforming loans and is working aggressively to obtain repayment of these credits. Management remains optimistic regarding the Bank's ability to significantly reduce nonperforming loans and does not consider these credits to reflect any economic trend affecting the Bank's loan portfolio, market area or customer base generally.

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

         Total cash and cash equivalents decreased $505,633 and amounted to $4,474,000 at March 31, 1997, compared to $4,979,633 at December 31, 1996.
Securities held-to-maturity decreased over the same period from $11,975,136 to $11,603,547, or $371,589, due to the principal reduction of certain securities.

RESULTS OF OPERATIONS

         The Company generated net income of $278,623 for the three month period ended March 31, 1997 as compared with net income of $293,903 for March 31, 1996. Taxes decreased from $141,500 for the three months ended March 31, 1996 to $137,800 for the three months ended March 31, 1997.

         Earnings were $.40 per share for for the first three months of 1997 compared to $.43 per share for the first three months of 1996.

         For the three month period ended March 31, 1997, interest and fees on loans amounted to $1,993,014, which represented an increase of .7% or $14,669 from the comparable period in 1996. This can be attributed to increased loan balances compared to the previous year. Interest and dividends on securities for the three month period ended March 31, 1997 amounted to $489,950 as compared with $411,155 from the same period in 1996, which reflects an increase of $78,795 or 19.2%. This increase is a result of the growth in investment securities. Interest on federal funds sold for the three month period increased from $11,777 to $12,368, which represents an increase of 5%. This increase is due to larger average federal funds sold balances.

         Corresponding total interest expense for the three month period ended March 31, 1997 was $1,022,462 compared to $976,128 for same period in fiscal 1996, or an increase of 4.7%, which can be attributed to an increase in deposit balances.

         Total noninterest income for the three month period ended March 31, 1997 increased $14,607 or 9.8% to $163,151 from $148,544 when compared to the first three months of 1997. This increase is primarily attributable to increases in service charges and fee income.

         Total noninterest expense amounted to $1,189,793 for the first three months of 1997 as compared with $1,123,716, reflecting an increase of $66,077 compared to the corresponding period in fiscal year 1996. This increase stems primarily from higher personnel costs and increased operating expense.

LIQUIDITY

         Banking institutions measure liquidity as the ability to meet unexpected deposit withdrawals of a short-term nature and to meet increased loan demand. It is Management's objective to ensure a continuous ability to meet cash needs as they arise. As of March 31, 1997 the Bank's liquidity ratio stood at 12.8% as compared to 14.1% at December 31, 1996. With available FHLB Advances included, these ratios become 31.2% and 32.8%, respectively. Management believes the Bank's liquidity to be adequate to meet the needs of the Bank.

         The Bank increased its Federal Home Loan Bank borrowings by $1,189,000, from $8,702,525 at December 31, 1996 to $9,891,525 at March 31, 1997. The Bank's
securities available-for-sale decreased $1,067,249 from $18,456,658 at December 31, 1996 to $17,389,409 at March 31, 1997.

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

         As of March 31, 1997, the Bank has a positive GAP position which, in a rising interest rate environment would have a slightly positive effect on the Bank's earnings and, in a declining interest rate environment would have a slightly negative effect on earnings. Management believes the current level of interest rate risk to be prudent in this economic environment and continues to monitor and manage the Bank's GAP position to avoid an inappropriate level of interst rate risk.

CAPITAL RESOURCES

         The equity capital of the Company as of March 31, 1997 amounted to $12,400,853 or 9.68% of total assets. At December 31, 1996, the equity capital amounted to $12,213,909 or 9.47% of total assets.

         The Bank and the Company are required to maintain capital levels consistent with the capital requirements of the Office of the Comptroller of the Currency and the Federal Reserve System. The Office of the Comptroller of the Currency's capital guidelines require a ratio of Total Capital (consisting of capital, surplus and the allowance for loan losses up to 1.25% of risk weighted assets) to be equal to at least 8.00% of risk weighted assets. Additionally, the Bank must maintain Tier 1 Capital (which under the regulations, consists of common stockholders' equity, noncumulative perpetual preferred stock and related surplus, and minority interests in the equity accounts of consolidated subsidiaries) in amounts not less than 3.00% of adjusted total assets (or 100 to 200 basis points or more higher in cases of banks which do not receive the best composite ratings). As of March 31, 1997, Total Capital amounted to 17.59% of risk weighted assets, and Tier 1 Leverage Capital of the Bank amounted to approximately 9.56% of adjusted average assets, substantially exceeding applicable minimum regulatory requirements. The Bank and the Company are in compliance with all applicable capital requirements.

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

Item 5.  Other Information-None

Item 6.  Exhibits and Reports on  Form 8-K
           (a)  Exhibits
                  EXHIBIT NUMBER
                  --------------
                      (27)            Financial Data Schedule

           (b) Form 8-K- Other Matters. On March 26, 1997 the Company filed an 8-K regarding the execution on March 14, 1997 of a definitive Agreement and Plan of Merger by and among Pemi Bancorp, Inc., Pemigewasset National Bank, The Berlin City Bank and Northway Financial, Inc.

                                   SIGNATURES

         Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                               PEMI BANCORP, INC.



Date  MAY 6, 1997                               By /s/ Fletcher W. Adams
                                                   ---------------------
                                                     Fletcher W. Adams
                                                     President and Treasurer
                                                     (Chief Executive Officer)


                                                 By /s/ Keith L. Philbrick
                                                    ----------------------
                                                     Keith L. Philbrick
                                                     Chief Financial Officer