Form 10-Q
period 1997-06-30
PEMI BANCORP INC
filed 1997-08-14
CIK 768868

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 1997
Commission File Number 33-22807-B


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

          690,401 shares of common stock are outstanding as of August 1, 1997.

                                      INDEX

                               PEMI BANCORP, INC.

PART I.  FINANCIAL INFORMATION                                         PAGE

Item 1.
         Financial Statements (Unaudited)
         Consolidated Balance Sheets at  June 30, 1997
            and December 31, 1996...........................................   3

         Consolidated Statements of Income for the Three and Six
         Months Ended June 30, 1997 and 1996................................   4

         Consolidated Statements of Cash Flows for the Six
         Months Ended June 30, 1997 and 1996................................   5

         Notes to Consolidated Financial Statements.........................   7
Item 2.
         Management's Discussion and Analysis of Financial Condition
         and  Results of Operations.........................................   8
Item 3.
         Quantitative and Qualitative Disclosures About Market Risk......... N/A

PART II. OTHER INFORMATION

Item 1.
         Legal Proceedings..................................................  13

Item 2.
         Changes in Securities..............................................  13
Item 3.
         Defaults Upon Senior Securities....................................  13
Item 4.
         Submission of Matters to a Vote of Security Holders................  13
Item 5.
         Other Information..................................................  13
Item 6.
         Exhibits and Reports on Form 8-K...................................  14

         Signatures...........................................................15

                               PEMI BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1997 AND DECEMBER 31, 1996
                                   (Unaudited)

                                                      6/30/97          12/31/96

ASSETS
Cash & due from banks                            $   5,308,328    $   4,979,633
Securities held to maturity                         10,746,926       11,975,136
   (approximate market value of
    $10,621,346 and $12,799,992, respectively)
Securities available-for-sale                       20,440,161       18,456,658
   (listed at fair value)
FRB/FHLB Stock                                         956,250          819,850
Federal Funds Sold                                           0                0
Net loans                                           91,570,441       87,095,923
Other real estate owned                                 49,193           54,193
Bank premises & equipment                            4,326,629        3,979,403
Other assets                                         1,734,782        1,618,336
                                                 -------------    -------------
Total Assets                                     $ 135,132,710    $ 128,979,132
                                                 =============    =============



LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Demand                                        $  16,019,454    $  16,116,453
   Now, Money Market & Savings                      43,013,373       43,540,576
   Time Deposits                                    44,988,938       46,028,339
Total Deposits                                     104,021,765      105,685,368
Advances from Federal Home Loan Bank
    of Boston                                       15,719,525        8,702,525
Federal Funds Purchased                                500,000                0
Other liabilities                                    2,257,971        2,377,330
                                                 -------------    -------------
Total Liabilities                                  122,499,261      116,765,223
Stockholders' Equity
   Common stock par value $1.00
   2,000,000 shares authorized
   751,901 issued and 690,401
   shares outstanding                                  751,901          751,901
Additional paid in capital                           2,384,329        2,384,329
Retained earnings                                   10,117,208        9,714,379
Treasury stock, at cost (61,500 shares)               (615,000)        (615,000)
Unrealized gain/(loss)
   Securities available-for-sale,net                    (4,989)         (21,700)
                                                 -------------    -------------
Total Stockholders' Equity                          12,633,449       12,213,909
                                                 -------------    -------------
Total Liabilities & Stockholders' Equity         $ 135,132,710    $ 128,979,132
                                                 =============    =============

  The accompanying notes are an intergral part of these financial statements.

                               PEMI BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF INCOME Three
              and Six Months Ended June 30, 1997 and June 30, 1996
                                   (Unaudited)

                                                         Three Months Ended     Six Months Ended
                                                      6/30/97      6/30/96      6/30/97      6/30/96
INTEREST AND DIVIDEND INCOME:
   Interest and fees on loans                      $2,136,093   $2,094,592   $4,129,107   $4,072,937
   Interest on deposits in other banks                     93        1,603          288       23,029
   Interest on federal funds sold                         133        5,184       12,501       16,961
   Interest and dividends on securities
      U.S. Government & agency securities              60,805       33,007      108,819       72,150
      State & municipal securities                     73,437       66,377      139,085      131,674
      Other securities                                380,704      350,559      756,992      657,274
                                                   ----------   ----------   ----------   ----------
TOTAL INTEREST & DIVIDEND INCOME                   $2,651,265   $2,551,322   $5,146,792   $4,974,025

INTEREST EXPENSE:
   Now & money market accounts                        135,441      139,960      271,959      284,892
   Savings deposits                                   101,620       98,763      202,731      186,884
   Time deposits $100,000 and over                     75,624       78,087      152,069      155,466
   Other time deposits                                566,906      603,520    1,138,401    1,154,553
   Short-term borrowing                               151,120      103,255      208,912      210,428
   Long-term borrowing                                 81,651        7,489      160,752       14,979
                                                   ----------   ----------   ----------   ----------
TOTAL INTEREST EXPENSE                              1,112,362    1,031,074    2,134,824    2,007,202
                                                   ----------   ----------   ----------   ----------
NET INTEREST INCOME                                $1,538,903   $1,520,248   $3,011,968   $2,966,823
Provisions for loan losses                             45,000       36,000       75,000       72,000
                                                   ----------   ----------   ----------   ----------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                 $1,493,903   $1,484,248   $2,936,968   $2,894,823

NON INTEREST INCOME:
   Service charges deposit accounts                $  121,599   $  123,696   $237,999.00  $  236,494
   Other services charges & fees                       78,749       60,629      125,500       96,375
   Security gains (losses)                                  0            0            0            0
                                                   ----------   ----------   ----------   ----------
TOTAL NON INTEREST INCOME                          $  200,348   $  184,325   $  363,499   $  332,869

NON INTEREST EXPENSE:
   Salaries and wages                              $  471,682   $  468,625   $  949,945   $  932,542
   Pensions and other employee benefits               147,128      121,442      273,863      240,586
   Occupancy expense                                   93,666       86,415      200,566      179,068
   Furniture & equipment expense                      124,222      126,978      235,705      251,906
   Other operating expense                            488,337      372,106      854,749      695,180
                                                   ----------   ----------   ----------   ----------
TOTAL NON INTEREST EXPENSE                         $1,325,035   $1,175,566   $2,514,828   $2,299,282
                                                   ----------   ----------   ----------   ----------

INCOME BEFORE INCOME TAXES                         $  369,216   $  493,007   $  785,639   $  928,410
                                                   ----------   ----------   ----------   ----------
Income taxes                                          141,450      159,500      279,250      301,000
                                                   ----------   ----------   ----------   ----------

NET INCOME                                         $  227,766   $  333,507   $  506,389   $  627,410
                                                   ==========   ==========   ==========   ==========
Earnings per share based upon
     690,401 shares                                $     0.33   $     0.48   $     0.73   $     0.91

  The accompanying notes are an intergral part of these financial statements.

                               PEMI BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Six Months Ended June 30, 1997 and June 30, 1996
                                   (Unaudited)

                                                                           6/30/97         6/30/96
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                             $   506,389    $    627,410
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES:
Amortization of core deposit intangible                                      8,750           4,375
Amortization, net of accretion of securities held-to-maturity               38,033          45,853
Amortization, net of accretion of securities available-for-sale             10,818          22,163
Depreciation on bank premises and equipment                                211,235         170,066
Provision for possible loan losses                                          75,000          72,000
Decrease in deferred taxes                                                  82,733          22,100
Increase (decrease) in taxes payable                                       (64,649)          1,245
Increase in interest receivable                                           (120,027)        (92,873)
Increase in interest payable                                               167,359         412,321
(Decrease) increase in accrued expenses                                     50,260         (28,227)
Increase in prepaid expenses                                               (98,520)        (45,637)
Decrease in unearned income                                                (21,956)       (126,415)
Gain on sale of other real estate owned                                     (3,920)           (300)
Other real estate owned writedowns                                           5,000          25,000
                                                                       -----------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              $   846,505    $  1,109,081

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds received in connection with the purchase of branch and
   assumption of related deposits from another financial institution             0       6,353,873
 Proceeds from sales of other real estate owned                                  0           6,700
Proceeds from maturities of securities available-for-sale                1,338,226       1,043,472
Purchase of securities available-for-sale                               (3,305,320)    (11,141,823)
Proceeds from maturities of securities held-to-maturity                  1,190,177       1,789,484
Purchase of Federal Home Loan Bank stock                                  (136,400)
Net increase in loans                                                   (4,562,064)     (5,903,538)
Capital expenditures                                                      (558,461)       (174,397)
Recoveries of previously charged-off loans                                  38,421           9,334
Decrease in other liabilities                                              (30,689)         (8,194)
(Increase) decrease in federal funds sold                                        0       3,300,000
Decrease in other assets                                                       103           1,267
                                                                       -----------    ------------
NET CASH USED IN INVESTING ACTIVITIES                                  $(6,026,007)   $ (4,723,822)

                            (Continued on next page)

CONSOLIDATED STATEMENT OF CASH FLOWS
(Continued from previous page)
                                                              6/30/97          6/30/96
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand, NOW, money market
    and savings accounts                                  $   (624,202)   $ (1,439,821)
Net increase (decrease) in certificates of deposit          (1,039,401)      1,204,240
Advances Federal Home Loan Bank                             21,483,000      17,198,000
Repayment Federal Home Loan Bank Advances                  (14,466,000)    (13,998,000)
Federal funds purchased                                        500,000               0
Dividends paid                                                (345,200)       (255,448)
                                                          ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 $  5,508,197    $  2,708,971

NET  INCREASE IN CASH AND CASH
   EQUIVALENTS                                                 328,695        (905,770)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            $  4,979,633    $  4,918,670
                                                          ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $  5,308,328    $  4,012,900
                                                          ============    ============

SUPPLEMENTAL DISCLOSURES:

Assets acquired and liabilities assumed from another
    financial institution
        Cash received                                     $               $  6,355,157
        Overdraft protection loans                                               4,381
        Premises and equipment                                                 225,000
        Core deposit intangible                                                175,000
        Deposits                                                             6,758,254
Loans originating from sales of other real estate owned         51,000               0
Loans transferred to other real estate owned                    60,000         195,000
Interest paid                                                2,134,824       1,594,881
Income taxes paid                                              279,250         277,655

The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)
                                  June 30, 1997

1. Financial information furnished herein reflects all adjustments which are of a normal and recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results of operations for interim periods.

2. Results of operations for the three month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire year.

3. Financial Statements for interim periods, by their very nature, require estimations which necessarily result in greater imprecision than those associated with annual inancial statements.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATION

INTRODUCTION
------------

         The following discussion and related consolidated financial statements include Pemi Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, the Pemigewasset National Bank (the "Bank").

FINANCIAL CONDITION
-------------------

         Through the first six months of 1997, the Company's total net income decreased from $627,410 to $506,389, as compared to the same period last year. Fees and expenses associated with the conversion of Pemi's data processing systems as well as expenses relating to the proposed merger (See Item 5: Other Information) were responsible for the decrease in net income in the first half of 1997 as compared to the first half of 1996.

         The Company's total assets increased 4.8% to $135,132,710 at June 30, 1997 as compared to $128,979,132 at December 31, 1996. Cash and Due from Banks increased from $4,979,633 to $5,308,328 during the period, while Securities Available-for-Sale increased from $18,456,658 to $20,440,161. During this period, net loans increased 5.1% or $4,474,518 to $91,570,441 at June 30, 1997 as compared with $87,095,923 at December 31, 1996, reflecting a modest increase in loan demand.

         For the first six months of 1997, the Bank's Provisions to the Allowance for Loan and Lease Losses (ALLL) amounted to $75,000 compared to $72,000 for the first six months of 1996. On June 30, 1997 the ALLL balance was $1,256,097 or 1.35% of total loans, as compared to $1,306,304 or 1.48% of total loans as of December 31, 1996. The ratio of ALLL to nonaccrual loans as of June 30, 1997 was 245% compared to 243% at June 30, 1996. The ratio of ALLL to nonperforming loans on June 30, 1997 was 158% compared to 235% on June 30, 1996. Net charge offs totaled $125,208 or .13% of total loans at June 30, 1997 compared to $39,208 or .04% as of June 30, 1996. The adequacy of the ALLL is based on an evaluation by Management and the Board of Directors of current and anticipated economic conditions, changes in the diversification, size and risk within the loan portfolio, and other factors.

         Nonperforming loans (nonaccrual loans and loans past due 90 days or more) amounted to $797,292 as of June 30, 1997, as compared to $617,925, as of December 31, 1996, reflecting a net increase of certain nonperforming loans. The ratio of nonperforming loans to total loans increased from .7% to .86% and the ratio of nonperforming assets to total assets increased to .59% from .52%.

         The amount of interest income recorded during the second quarter of 1997 on nonaccrual loans outstanding at June 30, 1997 amounted to $4,855, compared to $49,312 as of December 31, 1996. Had these loans performed in accordance with their original terms, the amount recorded would have been $18,242 on June 30, 1997, compared to $114,920 as of December 31, 1996.

         The June 30, 1997 nonperforming loan balance of $797,292 represents a reduction of $629,589 from the March 31, 1997 nonperforming loan balance of $1,426,881. During the first quarter, nonperforming loans had increased due to four troubled ralationships. Three of these relationships were limited to one loan each. Properties have been sold, or are under agreement in the three single-loan relationships, resulting in minimal loss to the Bank. The fourth relationship was comprised of two loans, one of which was paid in full during the second quarter.

         The resulting nonperforming loan balance is $797,292 and reserve allocations have been assigned for the identified exposure. Management will continue to work diligently to reduce nonperforming loans and aggressively pursue repayment of these credits.

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

         Total cash and due from banks increased $328,695 and amounted to $5,308,328 at June 30, 1997, compared to $4,979,633 at December 31, 1996.
Securities held-to-maturity decreased over the same period from $11,975,136 to $10,746,926, or $1,228,210, due to the maturity and principal reduction of certain securities.

RESULTS OF OPERATIONS
---------------------

         The Company generated net income of $506,389 for the six month period ended June 30, 1997 as compared with net income of $627,410 for June 30, 1996. Taxes decreased from $301,000 for the six months ended June 30, 1996 to $279,250 for the six months ended June 30, 1997.

         Earnings were $.73 per share for for the first six months of 1997 compared to $.91 per share for the first six months of 1996.

         For the six month period ended June 30, 1997, interest and fees on loans amounted to $4,129,107, which represents an increase of 1.4% or $56,170 from the comparable period in 1996. This can be attributed to increased loan balances compared to the previous year. Interest and dividends on securities for the six month period ended June 30, 1997 amounted to $1,004,896 as compared with $861,098 from the same period in 1996, which reflects an increase of $143,798 or 16.7%. This increase is a result of the growth in investment securities. Interest on federal funds sold for the six month period decreased from $16,961 to $12,501, which represents a decrease of 26.3%. This decrease is due to smaller average balances of federal funds sold. Interest on deposits with other banks decreased from $23,029 on June 30, 1996 to $288 on June 30, 1997. This was due to a reduction in balances with other banks.

         Total interest expense for the six month period ended June 30, 1997 was $2,134,824 compared to $2,007,202 for same period in fiscal 1996, or an increase of 6.4%, which can be attributed to an increase in long-term borrowings.

         Total noninterest income for the six month period ended June 30, 1997 increased $30,630 or 9.2% to $363,499 from $332,869 when compared to the first six months of 1996. This increase is primarily attributable to increases in service charges and fee income.

         Total noninterest expense amounted to $2,514,828 for the first six months of 1997 as compared with $2,299,282, reflecting an increase of $215,546 compared to the corresponding period in fiscal year 1996. This increase stems primarily from costs associated with the proposed merger as well as higher personnel costs.

LIQUIDITY
---------

         Banking institutions measure liquidity as the ability to meet unexpected deposit withdrawals of a short-term nature and to meet increased loan demand. It is Management's objective to ensure a continuous ability to meet cash needs as they arise. As of June 30, 1997 the Bank's liquidity ratio stood at 12.8% as compared to 14.1% at December 31, 1996. With available FHLB Advances included, these ratios become 30.6% and 32.8%, respectively. Management believes the Bank's liquidity to be adequate to meet the needs of the Bank.

         The liquidity ratio is determined by the use of the Bank's Basic Surplus Model which represents a static analysis of the reltionship between liquid assets and short-term liabilities which are vulnerable to non-replacement under abnormally stringent conditions. This controlled level of liquidity reflects the efforts of the Bank to redeploy its assets into loans to respond to the credit needs of the community and hopefully improve the Bank's return on assets. Management believes the Bank's liquidity to be adequate to meet the needs of the Bank.

         Liquidity is measured by the Bank's ability to raise cash when needed at a reasonable cost and with a minimum of loss. The Bank must be capable of meeting all obligations to customers at any time and, therefore, the active management of liquidity is important.

         Given the uncertain nature of customer's demands as well as the Bank's desire to take advantage of earnings enhancement opportunities, the Bank must have available adequate sources of on and off balance sheet funds that can be acquired in time of need. Accordingly, in addition to the liquidity provided by balance sheet cash flows, liquidity must be supplemented with alternative sources such as Fed Funds and Lines of Credit, Federal Home Loan Bank Advances, and wholesale and retail repurchase agreements.

         Accordingly, when making investments and loans, their marketability and collateral value must be considered. When the necessity of pledging arises, the least marketable should generally be used.

         Two methods of measuring liquidity are generally utilized. The first is a static analysis of thr relationship between liquid assets and short-term liabilities which are vulnerable to non-replacement under abnormally stringent conditions. The second measure of liquidity operationalizes the static analysis. It is a cash-flow forecast expressed in terms of the relationshop between identified funding needs and the estimated level of cash in-flows over a 90-day horizon. Monitoring and managing both liquidity measurements is important in developing prudent and effective deposit pricing and investment strategies.

         The Bank is authorized to borrow from the Federal Home Loan Bank ("FHLB"). FHLB advances have become the Bank's primary borrowing vehicle. The Bank borrows from the FHLB for liquidity management, interest rate risk management, to match the funding of loans or investments, for profit enhancement opportunities and to reduce the Bank's marginal cost of funds.

         The Bank increased its FHLB borrowings by $7,017,000, from $8,702,525 at December 31, 1996 to $15,719,525 at June 30, 1997. This increase was a result of a temporary outflow of core deposits during a period of modest loan growth. The Bank's securities available-for-sale increased $1,983,503 from $18,456,658 at December 31, 1996 to $20,440,161 at June 30, 1997.

INTEREST RATE SENSITIVITY ANALYSIS
----------------------------------

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

         Rate sensitive assets and rate sensitive liabilities are catagorized by their repricing characteristics and evaluated accordingly.

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

         As of June 30, 1997, the Bank had a slightly negative GAP position which, in a rising interest rate environment would have a negative effect on the Bank's earnings and, in a declining interest rate environment would have a positive effect on earnings. Management believes the current level of interest rate risk to be prudent in this economic environment and continues to monitor and manage the Bank's GAP position to avoid an inappropriate level of interst rate risk.

CAPITAL RESOURCES
-----------------

         The equity capital of the Company as of June 30, 1997 amounted to $12,633,449 or 9.35% of total assets. At December 31, 1996, the equity capital amounted to $12,213,909 or 9.47 % of total assets.

         The Bank and the Company are required to maintain capital levels consistent with the capital requirements of the Office of the Comptroller of the Currency and the Federal Reserve System. The Office of the Comptroller of the Currency's capital guidelines require a ratio of Total Capital (consisting of capital, surplus and the allowance for loan losses up to 1.25% of risk weighted assets) to be equal to at least 8.00% of risk weighted assets. Additionally, the Bank must maintain Tier 1 Capital (which under the regulations, consists of common stockholders' equity, noncumulative perpetual preferred stock and related surplus, and minority interests in the equity accounts of consolidated subsidiaries) in amounts not less than 3.00% of adjusted total assets (or 100 to 200 basis points or more higher in cases of banks which do not receive the best composite ratings). At June 30, 1997, the Actual Risk Based Capital of the Bank was 17.02% for Tier 1 and 10.22% for Total Capital and the Leverage Ratio was 9.37%, substantially exceeding applicable minimum regulatory requirements. The Bank and the Company are in compliance with all applicable Capital requirements.

EFFECTS OF INFLATION
--------------------

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

Item 1.  Legal Proceedings- None

Item 2.  Changes in Securities- None

Item 3.  Defaults upon Senior Securities- None

Item 4.  Submission of Matters to a Vote of Security Holders-

         The Annual Meeting of Shareholders of Pemi Bancorp, Inc. was held on Monday, May 19, 1997.

         i. Shareholders elected the following three (3) individuals to the Company's Board of Directors to serve terms of three years each until their successors have been elected and qualified:

                                                              NUMBER OF SHARES
                                   NUMBER OF SHARES           WITHHOLDING VOTING
                                   FOR APPROVAL                   AUTHORITY
                                   ------------                   ---------

Frederick C. Anderson                   548,392                      1,600

James E. Currie                         549,492                        500

Milton E. Pettengill                    549,992                          0


        ii. Shareholders voted to ratify the appointment of Shatswell, MacLeod and Company, P. C. as the Company's auditors for the fiscal year ended December 31, 1997.

          NUMBER OF SHARES          NUMBER OF SHARES      NUMBER OF SHARES
               VOTED                   VOTED                  VOTED
          FOR APPROVAL              AGAINST APPROVAL         ABSTAIN

             549,892                       0                   100
             -------                       --                  ---

Item 5.  Other Information-

         On March 14, 1997, the Company entered into a definitive Agreement and Plan of Merger by and among the Company, the Bank, The Berlin City Bank and Northway Financial, Inc. ("Northway"). Pursuant to the terms of the Merger Agreement, (i) Northway organized a New Hampshire trust company, Berlin Interim trust Company ("BITC"), (ii) BITC will merge with and into BCB (the "BCB Reorganization"), as a result of which BCB will become a wholly owned direct subsidiary of Northway, and (iii) following the BCB Reorganization, the Company will merge with and into Northway, with Northway being the surviving corporation (the "Merger"). As a result of the foregoing transactions, Northway will be the bank holding compnay for the Bank and BCB, and each of the Bank and BCB will be wholly owned direct subsidiaries of Northway.

         In connection with the BCB Reorganization and the Merger, (i) each outstanding share of BCB common stock will be converted into 16 shares of Northway common stock and (ii) each outstanding share of the Company common stock will be converted into 1.0419 shares of Northway common stock.

         Northway filed a Registration Statement on Form S-4 (File No. 333-33033) with the Securities and Exchange Sommission ("SEC") dated August 7, 1997. The SEC declared the Registration Statement effective on August 12, 1997. The securities of Northway being registered pursuant to the Form s-4 relate to the proposed acquisition of the Company, pursuant to the Merger Agreement.

         A Special Meeting of Shareholders of the Company has been scheduled for September 22, 1997 at 2:00 p.m. at Plymouth Regional Senior Center, R. R. Depot Square, Plymouth, New Hampshire. Stockholders of Record as of August 11, 1997 which have an opportunity to vote on a proposal to approve the Merger. A Joint Proxy Statement-Prospectus will be distributed to the Company's Shareholders of Record on or about August 18, 1997.

         The Merger which is subject to approval by state and federal regulators and by the respective shareholders of each institution, has been approved by the Federal Reserve Board. The parties anticipate consummating the transactions contemplated by the Merger Agreement in the second half of 1997.

Item 6.  Exhibits and Reports on  Form 8-K

           (a) Exhibits

                  Exhibit Number
                  --------------

                          (27)            Financial Data Schedule

           (b) The Company did not file any Reports on Form 8-K during the quarter ended June 30, 1997.

                                   SIGNATURES

         Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       PEMI BANCORP, INC.



Date  AUGUST 12, 1997                  By  /s/  FLETCHER W. ADAMS_
                                       ----------------------------------
                                                Fletcher W. Adams
                                                President and Treasurer
                                                (Chief Executive Officer)


                                       By  /s/  KEITH L. PHILBRICK
                                       ----------------------------------
                                                Keith L. Philbrick
                                                Chief Financial Officer