Form 10-K/A
period 1996-12-31
PEMI BANCORP INC
filed 1997-09-16
CIK 768868

FORM 10-K/A Amendment Number 1
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

On March 7, 1997, 690,401 shares of common stock were issued and outstanding.

              ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 Index to Financial Statements                            Page
 -----------------------------                            ----
          Accountants' Opinion, January 16, 1997
          except for Note 10, as to which the
          date is March 7, 1997 and note 18,
          as to which the date is March 14, 1997.....     F-1

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




                                              SHATSWELL, MacLEOD & COMPANY, P.C.


West Peabody, Massachusetts
January 16, 1997, except for Note 10,
   as to which the date is March 7, 1997, and Note 18, as to which the date is March 14, 1997

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


Information about short-term advances included above is as follows (dollars in thousands):
                                                            December 31,
                                                         ------------------
                                                         1996          1995
                                                         ----          ----
Outstanding at end of period                            $4,711        $7,000
Approximate maximum outstanding at any month end         5,900         8,500
Average amounts outstanding during the period            7,473         7,152
Weighted average interest rate during the period          5.82%         6.27%
Weighted average interest rate at end of period           6.21          6.09


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
                                      ========          ========       ========

The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows for the years ended December 31:


                                         1996             1995             1994
                                         % of             % of             % of
                                        Income           Income           Income
                                        ------           ------           ------
Federal income tax at statutory rate     34.0%            34.0%            34.0%
Increase (decrease) in tax resulting from:
   Tax-exempt income                     (6.2)            (5.1)            (5.7)
   Unallowable expenses                    .8               .6               .6
   Other, net                             1.3               .5               .5
State tax, net of federal tax benefit     3.1              3.0              3.0
                                         ----             ----             ----
                                         33.0%            33.0%            32.4%
                                         ====             ====             ====


The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of December 31:

                                                                 1996            1995
                                                               ---------       --------

Deferred tax assets:
   Allowance for loan                                          $360,553        $379,099
   Loan origination fees                                         76,921          96,151
   Nonaccrual loans                                              25,634          30,326
   Other real estate owned valuation                             13,650           7,800
   Net unrealized holding loss on available-for-sale securities  13,654           8,218
   Other, net                                                                     5,647
                                                               --------        --------
     Gross deferred tax assets                                  490,412         527,241
                                                               --------        --------

Deferred tax liabilities:
   Other, net                                                    (5,192)
   Depreciation                                                (136,780)       (115,916)
   Pension                                                      (40,666)        (16,553)
                                                               --------        --------
     Gross deferred tax liabilities                            (182,638)       (132,469)
                                                               --------        --------
Net deferred tax assets                                        $307,774        $394,772
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

NOTE 10 - CONTINGENCY


The Bank intends to file with the Internal Revenue Service an application to resolve certain problems concerning the eligibility of its defined benefit pension and 401K plans. Bank management and counsel estimate that the sanction that would be imposed by the IRS is between $25,000 and $200,000. The minimum contingent liability of $25,000 has not been accrued due to immateriality.


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


The Bank has a 401(k) plan. To be eligible, employees must have attained age twenty-one, completed six months of service and be credited with 1,000 hours of service. The Bank matches 25% of employee contributions on the first 4% of compensation deposited as elective contributions. The 401(k) matching expense was $13,744, $15,714 and $12,680 for the years ended December 31, 1996, 1995 and
1994, respectively.

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


NOTE 18   MERGER AGREEMENT

     On March 14, 1997, the Company and the Bank entered into an Agreement and Plan of Merger (the "Merger Agreement"), by and among the Company, the Bank, The Berlin City Bank ("BCB"), and Northway Financial, Inc. ("Northway"), a New Hampshire corporation and a wholly owned subsidiary of BCB. Under the terms of the Merger Agreement, (i) Northway will organize a new New Hampshire trust company, Berlin Interim Trust Company ("BITC"), (ii) BITC will merge with and into BCB (the "BCB Reorganization"), as a result of which BCB will become a wholly owned direct subsidiary of Northway, and (iii) following the BCB Reorganization, the Company will merge with and into Northway, with Northway being the surviving corporation. As a result of the foregoing transactions, Northway will be the bank holding company for BCB and the Bank and each of BCB and the Bank will be wholly owned direct subsidiaries of Northway.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 5, 1997                       PEMI BANCORP, INC.



                                              By /s/ Fletcher W. Adams
                                                -------------------------------
                                                Fletcher W. Adams
                                                President, Treasurer and
                                                Chief Executive Officer

Date: September 5, 1997                       By /s/ Keith L. Philbrick
                                                -------------------------------
                                                Keith L. Philbrick
                                                Chief Financial Officer


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

     The Company's Annual Report and Proxy Material will be furnished to the Company's Stockholders prior to the Annual Meeting and copies will be furnished to the Commission at that time.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                  Title                     Date
----                                  -----                     ----

/s/ Fletcher W. Adams                 President, Treasurer    September 5, 1997
----------------------------          Chief Executive
Fletcher W. Adams                     Officer and Director


/s/ Charles H. Clifford, Jr.           Director               September 4, 1997
----------------------------
Charles H. Clifford, Jr.


/s/ James E. Currie                    Director               September 8, 1997
----------------------------
James E. Currie



/s/ Andrew L. Morse                    Director               September 15, 1997
----------------------------
Andrew L. Morse



/s/ John H. Noyes                      Director               September 4, 1997
----------------------------
John H. Noyes


/s/ Milton E. Pettengill               Director               September 4, 1997
----------------------------
Milton E. Pettengill



/s/ Ann M. Reever                      Director               September 10, 1997
----------------------------
Ann M. Reever



/s/ Dean H. Yeaton                     Director               September 4, 1997
----------------------------
Dean H. Yeaton